Form 10QSB
period 2002-09-30
NUTECH DIGITAL INC
filed 2002-11-14
CIK 1144347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-50021

NuTECH DIGITAL, INC.
(Exact name of registrant as specified in its charter)

California	95-4642831
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

7900 Gloria Avenue
Van Nuys, California
91406
(Address of principal executive offices)
(Zip Code)

(818) 994-3831
(Registrant’s telephone number including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

APPLICABLE ONLY TO ISSUERS INVOLVE IN BANKRUPTCY
PROCEEDINGS DURNG THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

YES	☒	NO	☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  The registrant has 10,380,169 shares of common stock, no par value, issued and outstanding as of November 11, 2002.

Transitional Small Business Disclosure Format (Check one):

Yes	☐	No	☒

NuTECH DIGITAL, INC.

NUTECH DIGITAL, INC.
BALANCE SHEET
SEPTEMBER 30, 2002
(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash	$23,655
Accounts receivable, net	330,528
Corporation income tax refund	53,674
Inventories	999,256
Royalty advances, current portion	220,000
Prepaid expenses, current portion	46,381

TOTAL CURRENT ASSETS		$1,673,494
PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION		1,805,657
OTHER ASSETS
Prepaid public offering costs	208,501
Royalty Advances, long-term portion	641,714
Prepaid expenses, long-term portion	17,640
Deposits	7,800

TOTAL OTHER ASSETS		875,655

TOTAL ASSETS		$4,354,806

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Bank Overdraft	$80,316
Accounts payable	1,441,897
Accrued liabilities	121,259
Customer deposits	54,767
Corporation income tax payable	1,061
Loan payable, officer	45,184
Note payable, line of credit	639,700
Notes payable, other, current portion	679,300

TOTAL CURRENT LIABILITIES		$3,063,484
LONG-TERM LIABILITIES
Notes payable, other, long-term portion		712,453
REDEEMABLE COMMON STOCK		327,500
STOCKHOLDERS’ EQUITY
Preferred stock
Authorized - 50,000,000 shares Issued and outstanding -0- shares
Common stock
Authorized 100,000,000 shares, no par value Issued and outstanding – 10,248,550 shares	1,031,393
Accumulated deficit	(780,024)

TOTAL STOCKHOLDERS’ EQUITY		251,369

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$4,354,806

NUTECH DIGITAL, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

SALES	$902,070	$1,335,513	$3,156,282	$3,134,812
COSTS OF SALES	180,965	198,922	987,688	689,700

GROSS PROFIT	721,105	1,136,591	2,168,594	2,445,112
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	959,044	1,121,380	2,853,933	2,393,304

OPERATING INCOME (LOSS)	(237,939)	15,211	(685,339)	51,808
INTEREST EXPENSE	32,930	39,690	159,461	153,839

(LOSS) BEFORE CORPORATION INCOME TAXES (BENEFIT)	(270,869)	(24,479)	(844,800)	(102,031)
CORPORATION INCOME TAXES (BENEFIT)	(1,641)	0	(33,158)	(10,300)

NET (LOSS)	$(269,228)	$(24,479)	$(811,642)	$(91,731)

NET (LOSS) PER COMMON SHARE
BASIC AND DILUTED	$(.03)	$(.00)	$(.08)	$(.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC AND DILUTED	10,198,179	8,659,513	10,198,179	8,659,513

Stock warrants to purchase 703,444 shares of common stock were not included in the  computation of diluted (loss) per common share amounts.

NUTECH DIGITAL, INC.
STATEMENTS OF OPERATIONS (CONTINUED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(UNAUDITED)

PROFORMA NET INCOME

FOR SEPTEMBER 30, 2001

PROFORMA NET INCOME IF THE CORPORATION WAS TAXED AS A REGULAR CORPORATION FOR THE WHOLE YEAR:

(LOSS) BEFORE CORPORATION INCOME TAXES	$(102,031)
CORPORATION INCOME TAXES (BENEFIT)	(25,500)

PROFORMA NET (LOSS)	$(76,531)

NET (LOSS) PER COMMON SHARE
BASIC AND DILUTED
PROFORMA NET (LOSS)	$(.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC AND DILUTED	8,659,513

NUTECH DIGITAL, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
(UNAUDITED)

	Preferred Stock		Common Stock		Accumulated Deficit	Total

	Shares	Amount	Shares	Amount

BALANCE, JANUARY 1, 2002	0	$0	10,013,551	$1,008,643	$31,618	$1,040,261
ISSUANCE OF COMMON STOCK FOR:
Cash - private placement	0	0	16,666	25,000	0	25,000
Notes payable (Included in redeemable common stock)	0	0	218,333	0	0	0
COST INCURRED FOR PRIVATE PLACEMENT - PAID BY CASH	0	0	0	(2,250)	0	(2,250)
NET (LOSS) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002	0	0	0	0	(811,642)	(811,642)

BALANCE, SEPTEMBER 30, 2002	0	$0	10,248,550	$1,031,393	$(780,024)	$251,369

NUTECH DIGITAL, INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(UNAUDITED)

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(811,642)	$(91,731)
Adjustments to reconcile net (loss) to net cash provided (used) by operating activities:
Depreciation	453,592	412,900
Issuance of common stock for services	0	75,000
Issuance of common stock for interest	(1,400)	(10,300)
Deferred tax assets/liabilities	37,500	0
Changes in operating assets and liabilities:
Accounts receivable	608,638	(46,928)
Insurance recovery and other receivables	0	1,300
Corporation income tax refund	(53,674)	0
Inventories	(101,257)	(161,359)
Royalty advances	24,963	(364,754)
Prepaid expenses	(206,513)	(35,951)
Deposits	0	(1,200)
Accounts payable	183,100	(192,562)
Accrued liabilities	(14,575)	(20,437)
Customer deposits	54,767	(6,500)
Corporation income tax payable	(32,448)	0

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	141,051	(442,522)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(455,879)	(334,324)

NET CASH (USED) BY INVESTING ACTIVITIES	(455,879)	(334,324)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	80,316	71,245
Dividends paid	0	(326,673)
Net proceeds from issuance of common stock	22,750	482,423
Proceeds from notes payable, other	25,000	403,439
Repayments of notes payable, other	(56,493)	(326,986)
Proceeds from bank line of credit	142,864	496,836
Changes in loans payable, officer	41,068	0

NUTECH DIGITAL, INC.
STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(UNAUDITED)

	2002	2001

NET CASH PROVIDED BY FINANCING ACTIVITIES	$255,505	$800,284

NET INCREASE (DECREASE) IN CASH	(59,323)	23,438
CASH BALANCE, AT BEGINNING OF PERIOD	82,978	29,926

CASH BALANCE, AT END OF PERIOD	$23,655	$53,364

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
CASH PAID DURING THE YEAR FOR:
Interest	$160,314	$150,461

Taxes	$32,448	$0

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for accounts payable, notes payable and accrued interest	$327,500	$75,000

NUTECH DIGITAL, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(UNAUDITED)

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

Nature of Business

NuTech Digital, Inc. was organized on June 12, 1997, under the laws of the state of California.  The Company is engaged in licensing and distributing general entertainment products, most of which are made available through digital versatile disc (“DVD”).  The Company’s products include children’s animated films and video games, Karoake software, Japanese anime and late night programming.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In consultation with our Board of Directors and Audit Committee, we have identified six accounting principles that we believe are key to an understanding of our financial statements. These important accounting policies require management's most difficult, subjective judgments.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable are reported at the customers’ outstanding balances less any allowance for doubtful accounts.

Allowance for Doubtful Accounts

The allowance for doubtful accounts on accounts receivables is charged to income in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any possible losses.

Inventories

Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market.

NUTECH DIGITAL, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(UNAUDITED)

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (CONTINUED)

Property and Equipment

Property and equipment are stated at cost.  Major renewals and improvements are charged to the asset accounts while replacements, maintenance and repairs, which do not improve or extend the lives of the respective assets, are expensed.  At the time property and equipment are retired or otherwise disposed of, the asset and related accumulated depreciation accounts are relieved of the applicable amounts. Gains or losses from retirements or sales are credited or charged to income.

The Company depreciates its property and equipment for financial reporting purposes using the straight-line method based upon the following useful lives of the assets:

Completed masters	7 years
Office furniture and equipment	7 years
Computer equipment	5-7 years
Warehouse equipment	7-10 years
Trade show equipment	7 years
Leasehold improvements	3-10 years

Accounting Estimates

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles.  Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  Actual results could vary from the estimates that were used.

Revenue Recognition

The Company recognizes revenue from product sales when the goods are shipped and title passes to customers.

NUTECH DIGITAL, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(UNAUDITED)

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (CONTINUED)

Disclosure About Fair Value of Financial Instruments

The Company has financial instruments, none of which are held for trading purposes.  The Company estimates that the fair value of all financial instruments at September 30, 2002 as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Net Earnings (Loss) Per Share

The Company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  In accordance with FASB 128, any anti-dilutive effects on net income (loss) per share are excluded.

Income Taxes

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax basis of assets and liabilities and their reported amounts in the financial statements.  Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No. 109, Accounting for Income Taxes.  As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

NUTECH DIGITAL, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(UNAUDITED)

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (CONTINUED)

Common Stock Issued for Non-Cash Transactions

It is the Company’s policy to value stock issued for non-cash transactions, such as services, at the fair market value at the date the transaction is negotiated.

Long-Lived Assets

Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate.  The Company assesses the recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value.  This standard did not have a material effect on the Company’s results of operations, cash flows or financial position.

Shipping and Handling Costs

The Company’s policy is to classify shipping and handling costs as part of selling, general and administrative costs in the statements of operations.  These costs for the nine months ended September 30, 2002 and 2001 amounted to $72,222 and $67,288, respectively.

NOTE 2	ACCOUNTS RECEIVABLE

A summary of accounts receivable and allowance for doubtful accounts is as follows:

Accounts receivable	$370,528
Allowance for doubtful accounts	40,000

Net accounts receivable	$330,528

NUTECH DIGITAL, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(UNAUDITED)

NOTE 3	INVENTORIES

The inventories are comprised of completed DVDs and Karoake CDs.

NOTE 4	ADVANCE ROYALTIES

The Company has acquired the licensing, manufacturing and distribution rights to various movies from the owners of the titles.  The Company pays royalties from 20% - 30% of the net sales proceeds.  Royalty costs for the nine months ended September 30, 2002 and 2001 were $552,359 and $430,356, respectively.

NOTE 5	PROPERTY AND EQUIPMENT

Property and equipment and accumulated depreciation and amortization consists of :
Completed masters	$3,907,076
Masters in process	55,114
Office furniture and equipment	107,333
Computer equipment	183,610
Warehouse equipment	117,685
Trade show equipment	25,855
Leasehold improvements	112,041

4,508,714

Less accumulated depreciation	2,703,057

$1,805,657

NOTE 6	INCOME TAXES

From January 1, 2000 to May 31, 2001, the Company, with the consent of its stockholders, elected under the Internal Revenue Code to be an S corporation.  In lieu of corporation income taxes, the stockholders of an S corporation are taxed based on their proportionate share of the Company’s taxable income.  Therefore, no provision or liability for U. S. corporation income taxes has been computed for the period from January 1, 2000 to May 31, 2001.

NUTECH DIGITAL, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(UNAUDITED)

NOTE 6	INCOME TAXES (CONTINUED)

On June 1, 2001, the corporation became taxed as a C corporation. The provision for income tax for the nine months ended September 30, 2002 is estimated as follows:

Income tax estimated to be refunded currently	$0
Deferred income tax (benefit)	(33,158)

Total tax (benefit)	$(33,158)

A reconciliation of the provision for income taxes compared with the amounts at U.S. federal statutory rate is as follows:

Tax (benefit) at U.S. federal statutory income tax rates	$(373,442)
Benefits and taxes due to timing differences for expense deductions (principally net operating loss carrybacks)	(340,284)

Total income tax (benefit)	$(33,158)

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities:

Deferred tax assets:
Net operating loss	$373,442
Timing differences for expense deductions	(7,442)

366,000
Valuation allowance	366,000

Deferred tax asset, net of valuation allowance	$0

NUTECH DIGITAL, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(UNAUDITED)

NOTE 6	INCOME TAXES (CONTINUED)

Summary of valuation allowance:

Balance at January 1, 2002	$0
Addition for the nine months ended September 30, 2002	366,000

Balance at September 30, 2002	$366,000

Realization of the net deferred tax assets is dependent on future reversals of existing taxable temporary differences and adequate future taxable income, exclusive of reversing temporary differences and carryforwards.

NOTE 7	NOTE PAYABLE, LINE OF CREDIT

	On March 20, 2002, the Company received a $650,000 revolving line of credit from U.S. Bank National Association. The loan is secured by a first priority security interest in accounts receivable, inventory, equipment and general intangibles. The note bears interest at 1.75% over prime and requires monthly payments of interest. The note is guaranteed by the principal stockholder of the corporation. The note contains covenants regarding working capital and debt to equity ratios, tangible net worth and matures on April 30, 2003. The interest rate at September 30, 2002 is 6.5%.	$639,700

In the period from April 1, 2002 to June 30, 2002, the Company incurred operating losses of $542,414 from its continuing operations.  This loss caused the Company to be in violation of its loan covenants with U.S. Bank National Association (the “Bank”).  On November 7, 2002, the bank agreed to loan the President of the Company $640,000 to pay-off the Company’s line of credit.  The loan requires 30 monthly payments of $21,000 plus interest at 3% over prime.  The Company pledged all of its assets and has guaranteed the officer’s loan to the bank.

NUTECH DIGITAL, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(UNAUDITED)

NOTE 8	NOTES PAYABLE, OTHER

	RITEK CORP	$400,000

In August 1998, the Company received a $400,000 loan from Ritek Corp.  The loan is secured by a deed of trust on property owned by the principal stockholder, accrues interest at 8.5% per annum and entitles Ritek Corp. 50% ownership in the licensing rights in the Shadoan DVD Game.  The loan requires monthly payments of interest and principal with the agreement that the total loan and interest was to be paid on June 10, 1999.  If the loan was not paid on that date, then Ritek could become 100% owner and license holder of the title “Shadoan”.  As of the date of this report, Ritek has not asked for the ownership rights to Shadoan.

	SMALL BUSINESS ADMINISTRATION LOAN AND COMERICA BANK LOAN	783,943

	On July 12, 2000, the Company received a $900,000 Small Business Administration loan with Comerica Bank participation. The loan requires monthly payments of $10,582 including interest at 2% over prime. The loan is secured by all assets of the Company and the major stockholder’s personal residence and personal guaranty. The loan matures on July 12, 2010. Effective interest rate at September 30, 2002 was 6.75%.	60,000

	ELYNOR KASPER (MOTHER OF THE PRESIDENT OF THE COMPANY)

	Unsecured, 10% note with no due date.

NUTECH DIGITAL, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(UNAUDITED)

NOTE 8	NOTES PAYABLE, OTHER (CONTINUED)

	ANNABELLE SCHNITMAN	$49,371

On February 13, 2001, the Company received a $100,000 loan from Annabelle Schnitman.  The note is unsecured and does not have a stated interest rate.  However, the Company is required to make monthly payments of $16,666 (totaling $200,000) on the loan.  The loan was due on July 20, 2002.

	JOE GIARMO	80,000

On March 5, 2001, the Company received a $60,000 loan from Joe Giarmo.  The Company is required to repay this loan on a monthly basis determined by paying $0.25 for each VHS or DVD sold pursuant to the KSS Inc. license until $120,000 is repaid.

	OTHER NOTES	18,439

	The Company has three loans from children of the principal stockholder. The loans are unsecured, bear interest at 7% and are payable on demand.

	Total notes	1,391,753
	Less current portion	679,300

	Long-term portion	$712,453

	Maturities on long-term debt are as follows:
	September 30, 2002	$679,300
	September 30, 2003	74,066
	September 30, 2004	82,638
	September 30, 2005	92,200
	September 30, 2006	463,549

		$1,391,753

NUTECH DIGITAL, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(UNAUDITED)

NOTE 9	ADVERTISING

	The Company expenses all advertising as incurred. Advertising expenses for the nine months ended September 30, 2002 and 2001 were $39,134 and $31,704, respectively.

NOTE 10	REAL ESTATE LEASE

	On May 1, 2001, the Company leased its office and warehouse facilities for five years and three months. The details on the lease are as follows:

	A.	Base rentals - $7,800 per month plus operating costs with cost of living adjustments in May of each year.

	B.	Termination date – July 31, 2006

	C.	Option – one option for an additional 60 month period with rent at the base rental amount plus cost of living adjustments.

	As of September 30, 2002, future minimum lease payments excluding operating expenses are as follows:

		September 30, 2003	$93,600
		September 30, 2004	93,600
		September 30, 2005	93,600
		September 30, 2006	93,600
		September 30, 2007	7,800

	The rent expense for the nine months ended September 30, 2002 and 2001 was $81,368 and $43,129, respectively.

NOTE 11	EQUITY INCENTIVE PLAN

The Board of Directors and stockholders approved the NuTech Digital, Inc. 2001 Equity Incentive Plan which permits the Board of Directors to grant, for a ten year period, both stock purchase rights and stock options.  The Company has reserved 3,500,000 shares of its common stock for issuance to the directors, employees and consultants under the Plan.  The Plan is administered by the Board of Directors.  The administrator has the authority and discretion, subject to the provisions of the Plan, to select persons to whom stock purchase rights or options will be granted, to designate the number of shares to be covered by each option or stock purchase right, to specify the type of consideration to be paid, and to establish all other terms and conditions of each option or stock purchase right.  Options granted under the Plan will not have a term that exceeds ten years from date of grant.  On April 15, 2002, the Company granted 1,705,000 options at $1.50 per share.

NUTECH DIGITAL, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(UNAUDITED)

NOTE 12	EMPLOYEE STOCK OPTIONS

The stock subject to the plan and issuable upon exercise of options granted under the plan are shares of the corporation’s common stock, no par value, which may be either unissued, restricted or grants of options to purchase shares of common stock.  The aggregate number of shares of common stock covered by the plan and issuable upon exercise of all options granted shall be 3,500,000 shares, which shares shall be reserved for use upon the exercise of options to be granted from time to time.

The exercise price is the fair market value of the shares at the date of the grant of the options.

Vesting terms of the options range from immediate to four years.

The Company has elected to continue to account for stock-based compensation under APB Opinion No.25, under which no compensation expense has been recognized for stock options granted to employees at fair market value.

A summary of the option activity for the nine months ended September 30, 2002, pursuant to the terms of the plan is as follows:

Weighted Average	Shares Under Option	Exercise Price

Options outstanding at December 31, 2001	0	$.00
Granted	1,705,000	1.54
Exercised	0.00
Cancelled and expired	0.00

Options outstanding at September 30, 2002	1,705,000	$1.54

1,165,003 shares are exercisable at September 30, 2002.

Information regarding stock options outstanding as of September 30, 2002 is as follows:

Price range	$1.50 - $1.65
Weighted average exercise price	$1.54
Weighted average remaining contractual life	8 years, 2 months
Options exercised
Price range	0
Shares	0
Weighted average exercise price	0

NUTECH DIGITAL, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(UNAUDITED)

NOTE 12	EMPLOYEE STOCK OPTIONS (CONTINUED)

The weighted average fair value of options granted in the nine months ended September 30, 2002 were estimated as of the date of grant using the Black-Scholes stock option pricing model, based on the following weighted average assumptions:

Dividend yield	0
Expected volatility	50%
Risk free interest rate	5.127%
Expected life	5 – 10 years

	For purposes of proforma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s proforma information follows:

	Net (loss) from continuing operations
	As reported	$(811,642)
	Proforma	$(919,630)
	(Loss) per share attributable to common stock
	As reported	$(.08)
	Proforma	$(.09)

NOTE 13	COMMON STOCK PURCHASE WARRANTS

	The following is a summary of the stock purchase warrants outstanding as of September 30, 2002:

	Number of shares	703,444
	Price per share	$3.00
	Expiration date	November 1, 2002 (On October 29, 2002, the expiration date was extended to June 30, 2003)

NOTE 14	MAJOR CUSTOMERS

	For the nine months ended September 30, 2002, the Company had one customer that accounted for the following percentage of Company sales:

	Customer A	10%

NUTECH DIGITAL, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(UNAUDITED)

NOTE 15	MAJOR SUPPLIERS

For the nine months ended September 30, 2002, the Company purchased merchandise from several suppliers as follows:

Supplier

A	11%
B	24%
C	11%
D	20%

NOTE 16	STOCK ACQUISITION AGREEMENT

In May 2000, the Company entered into a stock acquisition agreement with one of the stockholders/officers of the Company who owns 395,250 shares of the Company’s common stock.  The stockholder can not transfer, sell, assign or otherwise dispose of his Company stock without the consent of the Company.  The Company and the principal stockholder shall have an option and right of first refusal to acquire the stock at fair market value in the event the stockholder requests to dispose of his shares.

NOTE 17	REDEEMABLE COMMON STOCK

The Company issued 218,333 shares in full payment of two notes payable. The stock issuance was subject to an agreement that the Company’s common stock must be registered with the Securities and Exchange Commission by October 1, 2002 and must be offered for sale at a price of a least $1.50 per share.  If neither of these conditions are met, then the creditors may rescind the agreement by returning all or a portion of their common stock.

PART 1 - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

          In addition to historical information, this Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially.  Factors that might cause or contribute to such differences include, but are not limited to, competitive pressures, changes in technology that may render our products less desirable or obsolete, changes in the economy that would leave less disposable income to be allocated to entertainment, the loss of any member of our management team, the loss of certain key customers, and other factors over which we have no control.  When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are generally intended to identify forward-looking statements.  You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Quarterly Report.  We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document.  You should carefully review the risk factors described in other documents we file from time to time with the SEC.

Results of Operations

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

          Our revenues from operations for the three months ended September 30, 2002 were $902,070 as compared to revenues of $1,335,513 for the three months ended September 30, 2001, a decrease of $433,443 or approximately 32.5%.  This decrease in revenues was due to a decrease in sales.  We attribute the decrease in sales to continued weak economic conditions.

          Our gross profit from operations for the three months ended September 30, 2002 decreased by $415,486 to $721,105 as compared to $1,136,591 for the three months ended September 30, 2001.  Our gross margin for the three months ended September 30, 2002 was approximately 79.9%, as compared to approximately 85.1% for the three months ended September 30, 2001.  This decrease in gross margin resulted from discounts given to certain of our distributors.  During the three month period ended September 30, 2002, costs of sales was $180,965 as compared to $198,922 for the three month period ended September 30, 2001.

Selling, general and administrative costs decreased by $162,336, to $959,044 for the three months ended September 30, 2002, as compared to $1,121,380 for the three month period ended September 30, 2001, approximately a 14.5% decrease.  This decrease is primarily attributable to lower royalty amounts and the write-off of bad debt in the amount of $71,500.

          Interest expense decreased by $6,760 in the three months ended September 30, 2002, to $32,930, as compared to $39,690 in the three month period ended September 30, 2001.  This decrease was primarily due to a reduction in the variable interest rates of the Company’s loans.

          We recorded a net loss of $269,228 from operations in the three month period ended September 30, 2002, as compared to a net loss of $24,479 in the three month period ended September 30, 2001.  The increase in net loss is primarily attributable to the fact that we changed our status from an S corporation to a C corporation, resulting in the payment of compensation to our President, we added the position of Software Systems Programmer in April 2001, and, as a result of the payment of these two salaries, we experienced an increase in our payroll and payroll taxes.  We changed our location in June 2001, which resulted in an increase in rent.  We also wrote-off $131,184 in royalties we paid to a vendor for a property which has not produced revenues.

          As a result of our net loss, we had a tax benefit of $1,641 for the three month period ended September 30, 2002.  Management believes it is more likely than not that this tax benefit can be recovered in future periods.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

          Our revenues from operations for the first nine months of 2002 were $3,156,282 as compared to revenues of $3,134,812 for the first nine months of 2001, an increase of $21,470 or less than 1%.  This slight increase in revenues was due to sales of new films we added to our inventory.

          Our gross profit from operations for the first nine months of 2002 decreased by $276,518 to $2,168,594 as compared to $2,445,112 for the first nine months of 2001.  Our gross margin for the first nine months of 2002 was approximately 68.7%, as compared to approximately 80% for the first nine months of 2001.  This decline in gross margin resulted from the substantial increase in the sale of boxed sets of our hentai products over individual unit sales.  This increase in the sale of boxed sets over sales of individual units resulted in an increase in our costs of sales for the first nine months of 2002.  During that period, costs of sales was $987,688 as compared to $689,700 for the first nine months of 2001.

          Selling, general and administrative costs increased by $460,629, to $2,853,933, for the first nine months of 2002, as compared to $2,393,304 for the first nine months of 2001, approximately a 19.2% increase.  This increase is primarily attributable to expenses associated with the growth of our business as follows:

Payroll and payroll taxes	$383,000
Royalties	$122,000
Other expenses, net of cost decreases	$(45,000)

          Interest expense increased by $5,622 in the first nine months of 2002, to $159,461, as compared to $153,839 in the first nine months of 2001.  This increase was primarily due to the fact that we borrowed more money during the period ended September 30, 2002 than we did during the period ended September 30, 2001.

          We recorded a net loss of $811,642 from operations in the first nine months of 2002, as compared to a net loss of $91,731 in the first nine months of 2001.  The increase in net loss is primarily attributable to the fact that we changed our status from an S corporation to a C corporation, resulting in the payment of compensation to our President, we added the position of Software Systems Programmer in April 2001, and, as a result of the payment of these two salaries, we experienced an increase in our payroll and payroll taxes.  We changed our location in June 2001, which resulted in an increase in rent.  We also wrote-off $131,184 in royalties we paid to a vendor for a property which has not produced revenues.

          As a result of our net loss, we had a tax benefit of $33,158 for the nine months ended September 30, 2002.  Management believes it is more likely than not that this tax benefit can be recovered in future periods.

Liquidity and Capital Resources

          To date, we have financed our operations with cash from our operating activities, a bank line of credit, a loan from the Small Business Administration, various loans from individuals and a private offering of our common stock.

          During the quarter ended September 30, 2002, we had a bank line of credit in the amount of $650,000 with U.S. Bank, N.A.  Interest on the line of credit accrued at the rate of 1.75% over prime.  During the period ended September 30, 2002, we made monthly interest payments of approximately $3,600.  Our agreement with U.S. Bank, N.A. required us to comply with stringent financial covenants, including debt to equity ratios, a tangible net worth covenant and a working capital covenant.  We breached these covenants, and U.S. Bank, N.A. asked us to make arrangements to pay the line of credit in full.  In November 2002, U.S. Bank, N.A. agreed to make a loan in the amount of $640,000 to Lee Kasper, our President, who used the proceeds to pay-off our line of credit.  The loan to Mr. Kasper requires 30 monthly payments of $21,000 plus interest at 3% over prime.  The Company pledged all of its assets as collateral for repayment of the loan and has guaranteed repayment of the loan.

          The principal amount of the loan we received through the Small Business Administration is $900,000.  Interest is adjusted at least once per year.  The interest rate is 2% above the prime rate.  The loan has a 10-year term.  We make monthly payments of principal and interest in the amount of $10,582.

          The Company is committed to royalties ranging from 20% to 30% on specific royalty contracts.

          Our capital requirements, particularly as they relate to expanding our film and anime library, have been and will continue to be significant.  Our future cash requirements and the adequacy of available funds will depend on many factors, including the pace at which we expand our business generally, and our film library in particular, the general state of the economy, which impacts the amount of money that may be spent for entertainment, our ability to negotiate favorable license agreements with producers and copyright holders of various works and the continued popularity of anime.

          During the nine month period ended September 30, 2002, net cash provided by operating activities was $141,051 as compared to net cash used by operating activities of $442,522 during the nine month period ended September 30, 2001.  For the nine month period ended September 30, 2002, cash was provided by operating activities due to sales increases, collection of accounts receivable and an increase in credit from our suppliers.  For the nine month period ended September 30, 2001, cash was used by operating activities due to a reduction in accounts payable and increases in advance royalty payments.

          Net cash used by investing activities was $455,879 during the nine months ended September 30, 2002 as compared to $334,324 for the nine month period ended September 30, 2001.  Cash used by investing activities was used principally for the acquisition of property and equipment.

          Net cash provided by financing activities was $255,505 during the nine months ended September 30, 2002 as compared to net cash provided by financing activities of $800,284 for the nine months ended September 30, 2001.  The 2002 amount includes a bank overdraft in the amount of $80,316, net proceeds from the issuance of our common stock in the amount of $22,750 and $208,932 comprised of proceeds from notes payable, our line of credit and an officer loan in the amount of $100,000.  The 2001 amount includes a bank overdraft of $71,245, net proceeds from the issuance of our common stock in the amount of $482,423 and proceeds from notes payable and our bank line of credit totaling $900,275.  The 2002 amount also includes funds used for repayment of debt in the amount of $56,493.  The 2001 amount also includes funds used for repayment of debt in the amount of $326,986 and a dividend to the stockholder in the amount of $326,673.

PART II – ITEM 1     LEGAL PROCEEDINGS

Not Applicable

PART II – ITEM 2     CHANGES IN SECURITIES AND USE OF PROCEEDS

Not Applicable

PART II – ITEM 3     DEFAULTS UPON SENIOR SECURITIES

Not Applicable

PART II – ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

PART II - ITEM 5     OTHER INFORMATION

On November 7, 2002, U.S. Bank, N.A. agreed to make a loan in the amount of $640,000 to Lee Kasper, our President, who used the proceeds to pay-off our line of credit.  The loan to Mr. Kasper requires 30 monthly payments of $21,000 plus interest at 3% over prime.  The Company pledged all of its assets as collateral for repayment of the loan and has guaranteed repayment of the loan.

On November 12, 2002, subsequent to approval of its Board of Directors, the Company engaged Farber & Hass, LLP to serve as the Company’s independent certified public accountants.  During the Company’s two most recent fiscal years, and during any subsequent period through November 12, 2002, the Company did not consult with Farber & Hass, LLP on any accounting or auditing issues.

PART II - ITEM 6     EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

3.1	Certificate of Incorporation, as amended(1)
3.2	By-laws, as amended(1)
99	Certification Pursuant to 18 U.S.C. Section 1850 as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002(2)

(1) Incorporated by reference from the Company’s Registration Statement on Form SB-2 filed on May 17, 2002, as amended.
(2) Filed herewith.

Form 8-K

On October 15, 2002 the Company filed a Form 8-K reporting on the resignation of its independent auditor, Moffitt & Company, P.C.

On October 31, 2002 the Company filed a Form 8-K reporting that it had extended to June 30, 2003 the expiration date of warrants issued during the private placement of its securities that it undertook on June 1, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 14, 2002
NUTECH DIGITAL, INC.

	By:	/s/ LEE KASPER

President, Chief Financial Officer and Duly Authorized Officer (Principal accounting and financial Officer for the quarter)

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
PURSUANT TO RULES 13a-14 AND 15d-14
OF THE SECURITIES EXCHANGE ACT OF 1934

          I, Lee Kasper, President and Chief Financial Officer of NuTech Digital, Inc., certify that:

          I have reviewed this quarterly report on Form 10-QSB of NuTech Digital, Inc..

          Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

          Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in the report.

          I am responsible for establishing and maintaining disclosure controls and procedures for the Company.

          I have designed such disclosure controls and procedures to ensure that material information is made known to me, particularly during the period in which the periodic report is being prepared.

          I have evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this report; and

          I have presented in the report my conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of that date.

          I have disclosed to the Company’s auditors and to the audit committee of the board of directors (or persons fulfilling the equivalent function):

(i)     all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

(ii) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

          I have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002

/s/ LEE KASPER

Lee Kasper President and Chief Financial Officer