Form 10KSB
period 2002-12-31
NUTECH DIGITAL INC
filed 2003-03-31
CIK 1144347

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
         ACT OF 1934

                   For the Fiscal Year Ended December 31, 2002

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
         ACT OF 1934

       For the transition period from _______________ to ________________

                        Commission File Number 000-50021

                              NUTECH DIGITAL, INC.
                            ------------------------
                 (Name of Small Business Issuer in its charter)

                  CALIFORNIA                           95-4642831
---------------------------------------       --------------------------------
       (State or other jurisdiction         (I.R.S. Employer Identification No.)
    of incorporation or organization)

                               7900 Gloria Avenue
                           Van Nuys, California 91406
                         -----------------------------
             (Address of principal executive offices)(Zip code)

Issuer's telephone number, including area code:  (818) 994-3831

Securities registered pursuant to Section 12(b) of the Act:

   TITLE OF EACH CLASS       NAME OF EACH EXCHANGE ON WHICH EACH IS REGISTERED
   -------------------       -------------------------------------------------
             None                                  None

Securities registered pursuant to Section 12(g) of the Act:

                           COMMON STOCK, NO PAR VALUE
                           --------------------------
                                (Title of class)

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No
    -----    ----

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for the fiscal year ended December 31, 2002 were $4,292,510.

         The number of shares of the registrant's common stock, no par value per share, outstanding as of March 26, 2003 was 10,380,169. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on March 26, 2003, based on the average bid and ask price on the OTC Bulletin Board as of such date, was approximately $619,337.

                       DOCUMENTS INCORPORATED BY REFERENCE

         None

         Transition Small Business Disclosure Format:   Yes       No    X
                                                           -----      --------

                                TABLE OF CONTENTS



                                                                                                               PAGE
PART I

         ITEM 1.      BUSINESS............................................................................        5
         ITEM 2.      DESCRIPTION OF PROPERTY.............................................................        9
         ITEM 3.      LEGAL PROCEEDINGS...................................................................        9
         ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF
                      SECURITY HOLDERS....................................................................        9

PART II

         ITEM 5.      MARKET FOR COMMON EQUITY AND
                      RELATED STOCKHOLDER MATTERS.........................................................        9
         ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSI OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION        12
         ITEM 7.      FINANCIAL STATEMENTS................................................................        20
         ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                      ON ACCOUNTING AND FINANCIAL DISCLOSURE..............................................        20

PART III

         ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                      CONTROL PERSONS; COMPLIANCE WITH
                      SECTION 16(a) OF THE EXCHANGE ACT...................................................        21
         ITEM 10.     EXECUTIVE COMPENSATION..............................................................        23
         ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                      OWNERS AND MANAGEMENT...............................................................        26
         ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................................        26
         ITEM 13.     EXHIBITS AND REPORTS OF FORM 8-K....................................................        29


SIGNATURES



                    NOTE REGARDING FORWARD LOOKING STATEMENTS

         This Annual Report on Form 10-KSB contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our business and our industry. Words such as "believe," "anticipate," "expect," "intend," "plan," "will," "may," and other similar expressions identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section of this Annual Report titled "Management's Discussion and Analysis of Financial Condition and Results of Operation-Factors Affecting Business, Operating Results and Financial Condition", as well as the following:

     o a decline in the general state of the economy, which impacts the amount of money spent by consumers for entertainment products;

     o our lack of capital and whether or not we will be able to raise capital when we need it,

     o whether or not the popularity of Japanese anime and karaoke will continue and will grow,

     o our overall ability to successfully compete in our market and our industry,

     o whether or not we will continue to receive the services of our executive officers and directors, particularly our President, Mr. Lee Kasper;

     o whether or not our largest customers will continue to do business with us;

and other factors, some of which will be outside our control. You are cautioned not to place undue reliance on these forward-looking statements, which relate only to events as of the date on which the statements are made. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. You should refer to and carefully review the information in future documents we file with the Securities and Exchange Commission.

                                     PART I

ITEM 1.  BUSINESS

HISTORY AND DEVELOPMENT OF THE COMPANY

     In 1993 NuTech Entertainment, Inc. was founded for the purpose of licensing and distributing karaoke software. In 1997, NuTech Digital, Inc. was founded for the purpose of licensing and distributing films. In 1999 the business of NuTech Entertainment, Inc. was combined with the business of NuTech Digital, Inc. To accomplish this, the assets of NuTech Entertainment, Inc. were distributed to its sole shareholder, Mr. Lee Kasper, who subsequently transferred the assets into NuTech Digital, Inc. NuTech Entertainment, Inc. ceased doing business in 1999 and was dissolved in 2001.

     NuTech Digital, Inc. (as used in this Annual Report on Form 10-KSB, unless the context otherwise requires, the terms "we," "us," "the Company," and "NuTech" refer to NuTech Digital, Inc.) engages in licensing and distributing general entertainment products for children and adults. Our products include children's animated films and video games, karaoke software, Japanese anime and late night programming. Our primary source of revenue comes from our sales of adult entertainment, which includes late night programming and hentai, a form of Japanese anime for adults. During 2002, hentai accounted for approximately 53% of our sales, late night programming accounted for approximately 15% of our sales and karaoke products accounted for approximately 25% of our sales. We distribute our products throughout the world via retail stores, the Internet, and wholesale distributors. Approximately 8% of our products are distributed outside the United States, with no concentration in any particular country or geographic area. Approximately 4% of our sales are made over the Internet. We also facilitate authoring services to content providers in the entertainment industry. Our products are replicated for us by third parties.

OUR PRODUCTS

     Our film products are sold in two formats, DVD and VHS tapes. Our karaoke products are also sold in two formats, DVD and CD + G. In 2002, sales of our DVD film products totaled 647,923 units, which accounted for approximately 73% of our sales, while sales of films on VHS tape totaled 30,329 units, which accounted for approximately 2% of our sales. Of these amounts, sales of Japanese anime, including hentai, represented approximately 72% of all DVDs sold and approximately 98% of all VHS tapes sold. In 2002, sales of our CD + G karaoke products totaled 792,496 units, which accounted for approximately 25% of our sales, while sales of our DVD karaoke products totaled 1,763 units, which accounted for less than 1% of our sales.

JAPANESE ANIMATED FILMS

     The animated film art form known as "anime" had its start in Japan around 1963, the product of animators Osamu Tezuka and Mitsuteru Yokoyama. Anime has a distinctive look, including highly stylized and realistic background images, which "play-off" the often whimsically drawn characters. Since the early 1990s, anime has begun to find an audience in the United States. Even though these films are animated, they generally have broad audience appeal due to their complex story lines. Anime encompasses many genres, including action/adventure films targeted to young girls ("shojo") and young boys ("shonen"), horror, fantasy and science fiction films, comedy, and films produced solely for adults ("hentai").

         We believe that anime has a strong and growing fan base, both in Asia and the United States and that anime, and particularly hentai, will continue to grow in popularity. This is evidenced by the increase in the number of anime titles now available for purchase or rental and by the recognition now being accorded to anime by the entertainment industry. (For example, recently the Japanese anime film "Spirited Away" won the Oscar(TM) for Best Animated Feature Film.) Currently, we have invested in licensing rights to 136 anime titles, including erotic feature films, action/adventure films, horror films and children's films.

         Anime comes to us as an original completed master and artwork with Japanese dialogue tracks. We have the script translated into English, we hire voice-over actors to dub the dialogue in English or we subtitle the work, and we create a finished master for DVD and VHS formats. We also create menus for the DVD products and redesign the artwork for the packaging. Revenues from sales of anime, including hentai, totaled approximately $2,456,146 in 2001 and $2,355,659 in 2002, which represented approximately 50% and 55% of our total sales, respectively.

CHILDREN'S ANIMATED FILMS AND GAMES

         We acquired 27 classic children's animation titles and produced these in DVD format, including Alice In Wonderland, Black Beauty, Tom Sawyer and 20,000 Leagues Under the Sea. We are also a DVD distributor of "Shadoan", a role-playing game set in a magical kingdom populated by princes, princesses, wizards and dragons. Our anime products targeted to children and teens come to us in English. We enhance the soundtrack by adding DTS sound, create menus, add interactive games, and create the artwork for the packaging. Once this is complete, we create the new master for replication. Our children's products accounted for approximately $109,429 in sales during 2002, which represented approximately 3% of our revenues for the year.

KARAOKE

         Karaoke is a pre-recorded song in which the lead vocals have been eliminated or re-mixed out, and the voice of the individual performing is substituted on the sound track. The back-up singers and musicians are left in the song for accompaniment. The goal of karaoke is to make each singer feel like a star and sound like a professional vocalist. This is achieved through a DVD or CD + G player and an on-stage television monitor that prompts the singer with the lyrics and rhythm of the song being sung. If a song is recorded on CD + G (compact disc plus graphics), the lyrics are displayed on a colored background. If a song is recorded on DVD, the lyrics are displayed over moving images.

         We license and distribute 239 volumes of karaoke software in DVD and CD+G formats for use with karaoke recording equipment. One track offers complete music and vocals for practice and the other track is instrumental-only for performance by the participant. Most of the music sold by us is accompanied by printed lyrics. Our CD + G and DVD products include lyrics that appear on a video or television screen. The music for our karaoke products is produced by us or by an independent producer.

         During 2002, karaoke products accounted for approximately $1 million in sales, which made up approximately 25% of our total revenues.

LATE NIGHT AND ANIMATED FILMS

         We license over 260 late night films, which are distributed through the Internet as well as through retailers and wholesale outlets. We receive the original completed master and artwork of a film. We send the master to a replicator to produce a tape that is then used to manufacture the work in DVD and VHS formats. Fans of anime enjoy our collection of "hentai", a combination of late night programming with animated characters. Revenues from late night programming (not including hentai) totaled approximately $638,728 in 2002 and $887,715 in 2001, which represented approximately 15% and 18% of our total sales, respectively.

GENERAL PRODUCTION SERVICES

         When businesses offering DVD products obtain a license to duplicate a film or other work of art, they receive the work as an analog or digital tape. In order to replicate the film on DVD, the licensee must create a digital linear tape. This process is known as "authoring". After the digital linear tape is created, it is shipped to a factory where it is replicated onto a "stamper". The stamper is used to make the DVDs. We facilitate DVD authoring and menu designs to complete product replication and packaging for other content providers in the entertainment industry.

OUR SUPPLIERS AND CUSTOMERS

         We obtain exclusive rights to our Japanese anime products primarily from four suppliers who produce the works and license them outside of Japan. We license our late night entertainment and our karaoke products from the producers or other copyright holders of those works. We replicate our films and music on DVD through four suppliers, U-Tech Media, Media Factory, IDM and L & M. If all of our replicating suppliers were to become unable to provide the volume of replication services necessary for our business, we believe that we could find other suppliers who would be able to provide these services to us at competitive prices.

         We distribute our products throughout the world via retail outlets, wholesale distributors and the Internet. We do not have distribution agreements with the retail outlets or the wholesale distributors. We sell our products directly to approximately 350 retail outlets that, in turn, sell our products to consumers. Approximately 34% of the retail outlets in which we sell our products are located in California, approximately 6% are located in New York and approximately 4% are located in Florida. The remaining retail outlets are located throughout the United States and are not concentrated in any particular area. This method of distribution accounts for approximately 35% of our sales. We also sell our products to approximately 20 distributors. These distributors sell our products to other retailers or to consumers through their websites. This method of distribution accounts for approximately 60% of our sales. Approximately 4% of our sales are made over the Internet, through our websites. We sell our adult products through our websites, WWW.KARAOKEDVD.NET and WWW.NUTECHDVD.COM, and we sell our children's films through WWW.DIGITALVERSATILEDISC.COM. Approximately 8% of our products are distributed outside the United States. Sales of our products, including those distributed outside the United States, are not concentrated in any particular geographic area.

         Sales made to a single distributor of karaoke software represented approximately 7% of all revenues earned from sales for the fiscal year ended December 31, 2002 and 10.4% of all revenues earned from sales for the previous fiscal year. If we were to lose this distributor, we believe that we would be able to find other distributors to sell our karaoke products, or that we would be successful in marketing these products directly.

THE EFFECT OF GOVERNMENT REGULATION ON OUR BUSINESS

         While production of our products does not require government approval, the sale of our late night programming is subject to regulation by the federal government, as well as by various state and municipal governments. Several states and communities in which our products are distributed have enacted laws regulating the distribution of late night programming with some offenses designated as misdemeanors and others as felonies, depending on numerous factors. The consequences for violating the state statutes are varied. There is also a federal prohibition with respect to the dissemination of late night programming, and the potential penalties for individuals (including corporate directors and officers) violating these federal laws include fines, community service, probation, forfeiture of assets and incarceration. We attempt to comply with all applicable statutes and regulations.

LICENSES AND OTHER INTELLECTUAL PROPERTY

         We do not have patents, franchises or concessions and we have not entered into labor contracts. However, many of our film and music titles, as well as the game "Shadoan", are licensed from third parties. License periods are generally no shorter than five years and no more than 10 years. Most of the license agreements require us to pay an advance royalty, which we recoup through sales. Some of the license agreements require us to pay royalties during the term of the license. The computation of royalties varies, depending on our determination of the importance of the title to our product offerings. Royalties are primarily computed as a percentage of gross sales and may include guaranteed payments of royalties. We also purchase the rights to certain of our film and music titles for a one-time fee, rather than for the payment of on-going royalties.

         While we have not registered our trade names or our logo with the United States Patent and Trademark Office, we believe that the name recognition and image that we have developed in each of our markets significantly enhance customer response to our sales promotions. Accordingly, our trademarks are important to our business and we intend to aggressively defend them.

COMPETITION

         Nearly all of our products compete with other products and services that utilize free time or disposable income. The businesses with which we compete are, in general, highly competitive and service-oriented. We do not have long-term or exclusive agreements with our suppliers or our customers. Business generation is based primarily on customer satisfaction with reliability, timeliness, quality and price, which has allowed us to establish long-term relationships with many of our customers. However, we cannot assure you that we can compete successfully with our competitors' products or services, since many of them have significantly greater market presence, name recognition and financial resources than we have. See the section of this Annual Report titled "Management's Discussion and Analysis of Results of Operations and Financial Condition--Factors Affecting Business, Operating Results and Financial Condition--Our industry is intensely competitive. We cannot guarantee you that we can compete successfully."

EMPLOYEES

         As of December 31, 2002 we had 14 full-time employees including two in administration, two in sales, five in distribution, two in accounting, one in production, one in management information systems and one in customer service.


ITEM 2.  DESCRIPTION OF PROPERTY

         Our offices, operations and warehouse facilities are located at 7900 Gloria Avenue, Van Nuys, California 91406. We lease this facility at market rates. Our facility is approximately 9,500 square feet in size. Our lease term began on May 1, 2001 and will continue until July 31, 2006. We have one option to renew the lease, at the end of the least term, for an additional period of five years. The facility is adequate for our current operations, and management believes that it will continue to be adequate through the initial lease term.

ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock is quoted on the National Association of Securities Dealers, Inc. Electronic Bulletin Board (the "OTC Bulletin Board"), and is traded under the symbol "NTDL".

Our common stock began trading on January 17, 2003, but the market for it has been extremely limited and sporadic.

         As of March 21, 2003, there were approximately 56 holders of record of our common stock. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

         Since we have become a reporting company, we have never declared or paid any cash dividend on our common stock and do not expect to declare or pay any cash dividend in the foreseeable future. Prior to becoming a reporting company, we were an S corporation for tax reporting purposes and we paid dividends to our sole shareholder.

         Our Board of Directors adopted and our shareholders approved the NuTech Digital, Inc. 2001 Equity Incentive Plan. We currently have no other equity compensation plans (including individual compensation arrangements). In accordance with the NuTech Digital, Inc. 2001 Equity Incentive Plan we have issued options to employees to purchase a total of 1,705,000 shares of our common stock. The options will expire 10 years from the date of grant, with the exception of options granted to our Chief Executive Officer and President, Mr. Lee Kasper, whose options will expire 5 years from the date of grant. The price for each share of common stock purchased pursuant to the options is $1.50, with the exception of the price to Mr. Kasper, which is $1.65 per share. The following table sets forth, as of December 31, 2002, the number of securities to be issued upon exercise of outstanding options, the weighted average exercise price of the outstanding options and the number of securities remaining available for future issuance under the NuTech Digital, Inc. 2001 Equity Incentive Plan.

                                                 EQUITY COMPENSATION PLAN INFORMATION

------------------------------- ---------------------------- ---------------------------- ----------------------------

                                Number of  securities to be   Weighted average             Number of securities
                                issued  upon  exercise of     exercise                     remaining  available  for
                                outstanding  options,         price of outstanding         future issuance  under the
                                warrants and rights           options warrants and rights  equity compensation plan
                                                                                           (excluding securities
                                                                                           reflected in column (a)
Plan Category                               (a)                          (b)                          (c)
------------------------------- ---------------------------- ---------------------------- ----------------------------
Shareholder Approved                     1,705,000                      $1.54                   1,795,000(1)(2)
------------------------------- ---------------------------- ---------------------------- ----------------------------

(1) Pursuant to the terms of the NuTech Digital, Inc. 2001 Equity Incentive Plan, awards may be granted for options (both incentive stock options and non-qualified stock options) and for restricted stock and stock bonuses.

(2) The number of shares of common stock included in the NuTech Digital, Inc. 2001 Equity Incentive Plan may be increased on the first day of January of each year so that the total number of shares of all common stock available for awards shall be the maximum amount allowable under Regulation
     260.140.45 of Title 10 of the California Code of Regulations. No change in the number of shares of common stock included in the NuTech Digital, Inc. 2001 Equity Incentive Plan was made in January 2003.

RECENT SALES OF UNREGISTERED SECURITIES

     On July 31, 2000 our Board of Directors issued to Mr. Joseph Giarmo, our Vice-President and a director, 50 shares of our common stock as compensation for extraordinary services rendered by Mr. Giarmo to us, such services having a value of $250. The securities were issued in reliance upon the exemption provided in Section 4(2) of the Securities Act. These shares were issued prior to the stock split that the Company effected on May 4, 2001. After giving effect to the stock split, Mr. Giarmo owned 392,250 shares of our common stock.

     On May 4, 2001 our Articles of Incorporation were amended to increase the authorized number of shares of our common stock from 2,000,000 to 100,000,000 and to split each share of outstanding common stock from one share into 7,905 shares.

     On May 31, 2001, we issued 100,000 shares of our common stock to Elynor Kasper in exchange for the release of certain contract rights. We determined that the value of the contract rights was $3,000. On May 31, 2001, we also issued 350,000 shares of our common stock to Leora Kimble, in exchange for bookkeeping services rendered to us having a value of $10,500. Also on May 31, 2001, we issued 400,000 shares of our common stock to Saratoga Capital Corporation, our distributor in Asia, for services rendered to us having a value of $12,000. We determined that the value of the common stock on May 31, 2001 was $ .03 per share. The securities issued on May 31, 2001 were issued in reliance upon the exemption provided in Section 4(2) of the Securities Act.

     On June 1, 2001, we began a private offering of our securities, pursuant to the exemption provided in Section 4(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. In selling the securities, we provided non-financial and financial statement information to the investors, did not offer or sell the securities by any form of general solicitation or general advertising, and advised each investor that the securities could not be resold without registration under the Securities Act or an exemption therefrom. These securities were sold with the assistance of broker-dealers to persons who represented that they were accredited investors, as that term is defined in Rule 501 of Regulation D. Each investor who purchased shares of common stock in this offering received a warrant to purchase a like number of additional shares. The unit price was $1.50 per share. The warrant exercise price is $3.00 per share. The warrants, if not exercised, will expire on June 30, 2003. We sold a total of 703,444 shares of our common stock in the offering. In addition to the shares sold, we issued a total of 208,142 shares of common stock to brokers, dealers and advisors in connection with the offering. Brokers and dealers were also paid a commission of 10%. Our legal counsel, Richardson & Patel, LLP, subscribed to this offering by accepting 53,333 shares of our common stock in exchange for services that had been rendered to us having a value of $80,000.

     On September 13, 2001 we agreed to convert $100,000 of debt owed to Sarah and LeBron Barkstelle to common stock. The debt was converted at the rate of one share of common stock for each $1.00 converted. The securities were issued in reliance upon the exemption provided in Section 4(2) of the Securities Act.

     On March 4, 2002, Urbach Kahn & Werlin, Inc. agreed to convert to our common stock $80,000 of debt for services rendered to us on the condition that
(i) we file a registration statement which included Urbach Kahn & Werlin, Inc. as a shareholder selling 53,333 shares of common stock, and (ii) the registration statement was declared effective by the Securities

Exchange Commission before October 1, 2002. The conversion was made at $1.50 per share. The securities were issued in reliance upon the exemption provided in
Section 4(2) of the Securities Act.

     Also on March 4, 2002, Advanced Media Post, LLC agreed to convert to our common stock $247,500 of debt for services rendered to us on the condition that
(i) we file a registration statement which included Advanced Media Post, LLC as a shareholder selling 165,000 shares of common stock, and (ii) the registration statement was declared effective by the Securities Exchange Commission before October 1, 2002. The conversion was made at $1.50 per share. The securities were issued in reliance upon the exemption provided in Section 4(2) of the Securities Act.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION

         Management's discussion and analysis of results of operations and financial condition are based upon the Company's financial statements. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require management to make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     In consultation with our Board of Directors, we have identified seven accounting principles that we believe are key to an understanding of our financial statements. These important accounting policies require management's most difficult, subjective judgments.

ACCOUNTS RECEIVABLE
------------------
         Accounts receivable are reported at the customers' outstanding balances less any allowance for doubtful accounts. Interest is not accrued on overdue balances.

ALLOWANCE FOR DOUBTFUL ACCOUNTS
------------------------------
The allowance for doubtful accounts on accounts receivables is charged to income in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers. Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired (bankruptcy, lack of contact, account balance over one year old, etc.).

INVENTORIES
------------
         Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market.

PROPERTY AND EQUIPMENT
---------------------
         Property and equipment are stated at cost. Major renewals and improvements are charged to the asset accounts while replacements, maintenance and repairs, which do not improve or extend the lives of the respective assets, are expensed. At the time property and equipment are retired or otherwise disposed of, the asset and related accumulated depreciation accounts are relieved of the applicable amounts. Gains or losses from retirements or sales are credited or charged to income. The Company depreciates its property and equipment for financial reporting purposes using the straight-line method based upon useful lives of the assets that range from 5 to 10 years.

REVENUE RECOGNITION
-------------------
         We recognize revenue from product sales when the goods are shipped and title passes to customers.

COMMON STOCK ISSUED FOR NON-CASH TRANSACTIONS
---------------------------------------------
         It is our policy to value stock issued for non-cash transactions, such as services, at the fair market value at the date the transaction is negotiated.

SHIPPING AND HANDLING COSTS
---------------------------
         Our policy is to classify shipping and handling costs as part of selling, general and administrative costs in the statements of operations.

RESULTS OF OPERATIONS

         We believe that consumers are using, and will continue to use, their discretionary income to build their film libraries, as they do with music and books. In the year 2001, consumers spent $4.9 billion purchasing VHS tapes and $5.4 billion purchasing DVDs. We also believe that the audience for anime will continue to grow worldwide, and that our investment in anime is well-timed.

         Our liquidity has been negatively impacted by the decline in sales revenues we experienced during the fiscal year ended December 31, 2002. We attribute this decline in revenues primarily to the general decline in the economy of the United States, which we believe has driven down discretionary spending by consumers. Because we experienced a decline in revenues during the fiscal year ended December 31, 2002, we were unable to license or otherwise acquire a significant number of new anime titles, which are costly to obtain. This, in turn, further contributed to a decline in sales.

         With the exception of the licenses we will acquire, we have not made any material commitments for capital expenditures in the immediate future. While we believe that DVD products and anime will continue to grow in popularity worldwide, the continued poor economic conditions in the United States may continue to have a significant adverse impact on our revenues from sales.

         Following is summary financial information reflecting our operations for the periods indicated.



                                                        YEAR ENDED DECEMBER 31,
                                                     ---------------------------
                                                         2001           2002
                                                         ----          ----

         Net revenues                                $5,021,232      $4,292,510
         Cost of revenues                            $1,134,862      $1,403,210
         Gross profit                                $3,886,370      $2,889,300
         Selling, general and administrative         $3,430,563      $3,612,214
         Gain (Loss) from operations                 $  455,807      $ (722,914)
         Net gain (loss)                             $  167,181      $ (918,373)


YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

         Our revenues from operations for the year ended December 31, 2002 were $4,292,510, as compared to revenues of $5,021,232 for the year ended December 31, 2001, a 14.5% decrease. We believe that the decrease in our revenues was due primarily to the general decline in the economy of the United States, which we believe has had an adverse effect on discretionary consumer spending, and to our inability, due to a lack of capital, to license or otherwise acquire a substantial number of new works in anime. In February 2003 our President and Chief Executive Officer, Mr. Lee Kasper, received a personal loan in the amount of $500,000, which he loaned to the Company and which was used only for the licensing of new works in anime. See the section of this Annual Report titled "Liquidity and Capital Resources".

         Our gross profit from operations for the fiscal year ended December 31, 2002 decreased to $2,889,300 as compared to $3,886,370 for the fiscal year ended December 31, 2001. Our gross margin percent decreased to 67.3% in fiscal year 2002 from 77.3% in fiscal year 2001. The decrease in gross profit from operations is attributable to our lower sales; the decrease in gross margin percent is attributable to our decision to sell off certain products included in our inventory by reducing the selling price.

         Selling, general and administrative costs increased by $181,651, to $3,612,214 for the year ended December 31, 2002 as compared to $3,430,563, for the prior fiscal year, a 5.3% increase. This increase is primarily attributable to expenses associated with our relocation to larger office, warehouse and production space in 2001, which increased our rent and operating costs, to legal and accounting costs associated with our reporting requirements as a publicly traded corporation and to personnel-related and staffing expenses.

         We recorded a net loss of $918,373 from operations in the 2002 fiscal year as compared to net income from operations of $167,181 in the 2001 fiscal year. The net loss is primarily attributable to the decrease in our sales.

LIQUIDITY AND CAPITAL RESOURCES

         To date, we have financed our operations with cash from our operating activities, a bank line of credit, a loan from the Small Business Administration, various loans from individuals and a private offering of our common stock.

         Our bank line of credit was in the amount of $650,000. Our agreement with the lender, U.S. Bank, N.A., required us to comply with stringent financial covenants, including debt to equity ratios, a tangible net worth covenant and a working capital covenant. Because we breached the covenants, U.S. Bank asked us to make arrangements to pay the line of credit in full. On November 7, 2002, U.S. Bank, N.A. agreed to make a loan in the amount of $640,000 to Lee Kasper, our President, who used the proceeds to pay-off our line of credit. The loan to Mr. Kasper requires 30 monthly payments of $21,000 plus interest at 3% over prime. The Company pledged all of its assets as collateral for repayment of the loan and has guaranteed repayment of the loan.

         The principal amount of the loan we received through the Small Business Administration is $900,000. Interest is adjusted at least once per year. The interest rate is 2% above the prime rate. The loan has a 10-year term. We make monthly payments of principal and interest in the amount of $12,398.

         In February 2003 our President and majority shareholder, Mr. Lee Kasper, received a personal loan in the amount of $500,000. The interest rate on the loan is 3% and the loan is scheduled to be repaid over 36 months. Mr. Kasper loaned these funds to us on identical terms. We used these funds to expand our library of anime titles.

         The Company is committed to royalties ranging from 20% to 30% on specific royalty contracts.

         In August 1998 we entered into an agreement with Ritek Corporation whereby we received an advance in the amount of $400,000 against royalties to be earned through the sale of the children's game, "Shadoan". We also agreed to pay simple interest of 8.5% per year on the advance amount. We used this money to acquire the license for the game as well as for working capital. As consideration for the advance, we agreed that, so long as the advance amount was outstanding, our ownership of the license to the game would be shared equally with Ritek Corporation. We further agreed to retain the services of Ritek Corporation to replicate the game, at a per disc price that was competitive in our industry. Ritek Corporation agreed that we could repay the advance by paying a per-disc charge of $2 over the replication price. If we fail to make payments in accordance with our agreement, Ritek Corporation is entitled to give us notice of default. If we fail to pay the principal amount within 10 days after we receive the notice, we are required to forfeit our ownership rights in the license to Ritek Corporation. We have derived minimal revenues from the game and we have not repaid the advance in accordance with our agreement. As of December 31, 2002, the unpaid balance of the advance was $400,000. We failed to pay all of the interest that accrued during the fiscal year ending December 31, 2002, and we have recorded a liability for unpaid interest totaling $31,165. Ritek Corporation has not given us notice of default and has not asked us to transfer our rights to the license. If we were required to transfer our license to the game to Ritek Corporation, it would not have a significant impact on our revenues or the results of our operations. We intend to repay the advance to Ritek Corporation.

         Our capital requirements, particularly as they relate to expanding our film and anime library, have been and will continue to be significant. Our future cash requirements and the adequacy of available funds will depend on many factors, including the pace at which we expand our business generally, and our film library in particular, the general state of the economy, which impacts the amount of money that may be spent for entertainment, our ability to negotiate favorable license agreements with producers and copyright holders of various works, the continued popularity of anime and whether or not the works we acquire appeal to consumers.

         Because of our tight cash flow it is likely that, during the next 12 month period we will seek financing from one or more sources such as lending institutions, private individuals, including our President and Chief Executive Officer, Mr. Lee Kasper, or by sales of our securities. Additional financing may not be available on acceptable terms, or at all.

2002 FISCAL YEAR COMPARED TO 2001 FISCAL YEAR

         At December 31, 2002, cash amounted to $9,237. Our primary sources of cash in fiscal 2002 consisted of cash provided by operating activities.

         The primary uses of cash for the fiscal year ended December 31, 2002 consisted of licensing costs and general operating costs. We believe that cash generated by our current operations will be sufficient to continue our business for the next 12 months, however cash generated by current operations will not provide the means to allow us to expand operations by licensing a significant number of new works of anime, which are costly to obtain. In February 2003 our Chief Executive Officer, Mr. Lee Kasper, borrowed $500,000 which he, in turn, loaned to us for the license of additional anime titles.

         During the fiscal year ended December 31, 2002, net cash provided by operating activities was $379,008 as compared to net cash used by operating activities of $221,018 during the fiscal year ended December 31, 2001. Cash was used for operating activities because our net profit decreased by $1,085,554 and our sales decreased by $728,722 over the prior year. These decreases were the result of the general decline in the United States economy, which we believe negatively impacted discretionary spending by consumers, and by our inability to significantly expand our library of anime products due to a lack of capital. In February 2003 we received a loan from our President and Chief Executive Officer that we used to license additional products.

         Net cash used by investing activities was $588,181 for the fiscal year ended December 31, 2002 as compared to $744,095 for the fiscal year ended December 31, 2001. These amounts reflect expenditures of $528,174 for completed masters and $60,007 for purchases of computer software and hardware to improve our information systems capabilities. Net cash provided by financing activities during the fiscal year ended December 31, 2002 was $135,432 as compared to net cash provided by financing activities of $1,018,165 for the fiscal year ended December 31, 2001. Financing activities in the 2002 fiscal year consisted primarily of proceeds in the amount of $22,750 derived from a private offering of our common stock and a loan in the amount of $121,831 from an officer. Financing activities in the fiscal year ended December 31, 2001 consisted primarily of proceeds in the amount of $878,093 derived from a private offering of our common stock and proceeds of approximately $496,836 from a bank line of credit. Net cash used by investing activities during the fiscal year ended December 31, 2001 included the payment of a dividend to our sole shareholder of $326,673 and the repayment of loans totaling $369,659.

FACTORS AFFECTING BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION

         An investment in our securities is very speculative and involves a high degree of risk. You should carefully consider the following risk factors, along with the other matters referred to in this Annual Report, before you decide to buy our securities. If you decide to buy our securities, you should be able to afford a complete loss of your investment.

WE INCURRED A SIGNIFICANT LOSS DURING THE LAST FISCAL YEAR AND WE MAY CONTINUE TO SUSTAIN LOSSES IN THE FUTURE.

         As of December 31, 2002 we had a net loss of $918,373. We anticipate that we may continue to have substantial losses in the future. If you purchase our securities, you may lose your entire investment.

WE WILL CONTINUE TO NEED MONEY TO FUND FUTURE OPERATIONS, AND WE ARE NOT SURE WE CAN OBTAIN ADDITIONAL FINANCING.

         We will continue to need money, primarily for use in expanding our library of anime. To the extent that we need more money in the future, we cannot assure you that funds will be available to us on favorable terms, or at all. The unavailability of funds could have a material adverse effect on our ability to expand our operations by expanding our library of anime.

OUR INDEBTEDNESS COULD ADVERSELY AFFECT OUR FINANCIAL HEALTH.

         Our debt, and any debt we acquire in the future, could have adverse consequences for our business, including the following:

     o   We will be more vulnerable to adverse general economic conditions;

     o We are required to dedicate a substantial portion of our cash flow from operations to repayment of our debt, limiting the availability of cash for other purposes;

     o We may have difficulty obtaining additional financing in the future for working capital, capital expenditures, general corporate purposes or other purposes;

     o We could be limited by financial and other restrictive covenants in our credit arrangements if we borrow additional funds; or

     o We may fail to comply with the covenants under which we borrowed our indebtedness, which could result in an event of default. If an event of default occurred and was not cured or waived, it could result in all amounts outstanding, together with accrued interest, becoming immediately due and payable. If we were unable to repay such amounts, the lender could proceed against any collateral granted to it to secure the indebtedness.

WE ARE DEPENDENT FOR OUR SUCCESS ON A FEW EMPLOYEES. THE LOSS OF ONE OR MORE OF THESE EMPLOYEES COULD HAVE AN ADVERSE EFFECT ON OUR OPERATIONS.

         Our  future  success  will  depend,  to a  significant  degree,  on the continued services of our executive officers and other key personnel, particularly our founder, Mr. Lee Kasper, and our Vice President, Mr. Joseph Giarmo, and on our ability to continue to attract, motivate and retain highly qualified and talented personnel. We do not have, and currently we do not intend to acquire, key-man life insurance on the lives of Mr. Kasper or Mr. Giarmo. The loss of Mr. Kasper's or Mr. Giarmo's services would have a material adverse effect on our business and operations.

OUR INDUSTRY IS INTENSELY COMPETITIVE. WE CANNOT GUARANTEE YOU THAT WE CAN COMPETE SUCCESSFULLY.

         Our business is highly competitive. We must compete with all the other existing forms of entertainment including video arcade games, home video games, theme parks, nightclubs, television, and CDs. All aspects of our business, including pricing, promptness of service, and product quality are significant competitive factors and our ability to successfully compete with respect to each factor is material to our profitability. Our competitors may develop products or services that may be more popular than our products or services and they may be more successful in marketing their products or services than we are in marketing ours. Some of our current and potential competitors have significantly greater market presence, name recognition and financial resources than we have, and many have longstanding market positions and established brand names in their respective markets. Pricing competition could result in lower margins for our products. Although we place a high value upon our ability to provide quality products and services to our customers in order to be competitive in the market place, we cannot assure you that we will be able to compete successfully in our markets, or compete successfully against current and new competitors as our market continues to evolve.

THE MARKET IN WHICH WE DO BUSINESS MAY CHANGE, DECREASING THE DEMAND FOR OUR PRODUCTS.

         Our DVD products compete with pay-per-view cable television systems, in which cable television subscribers pay a fee to see a movie or other program selected by the subscriber.

Existing pay-per-view services offer a limited number of channels and programs and are generally available only to households with a converter to unscramble incoming signals. Recently developed technologies, however, permit certain cable companies, direct broadcast satellite companies, telephone companies and other telecommunications companies to transmit a much greater number of movies to homes in more markets. Ultimately, further improvements in these technologies or the development of other technologies, such as Internet-TV, could lead to the availability of a broad selection of movies to consumers on demand at low prices, which could substantially decrease the demand for DVD-video purchases or rentals. This could have a material adverse effect on our financial condition and results of operations.

WE ARE DEPENDENT ON TWO SUPPLIERS FOR A SIGNIFICANT PORTION OF THE PRODUCTS WE SELL. THE LOSS OF THESE SUPPLIERS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

         During the fiscal year ended December 31, 2002, we purchased 43% of our products from two suppliers. During the fiscal year ended December 31, 2001, we purchased 60% of our products from one supplier. While there are several suppliers from whom we may purchase our products, we may not be able to purchase the products on terms that are as advantageous to us or, if the terms are unacceptable to us, at all. If we were to lose these suppliers and were unable to negotiate acceptable agreements with other suppliers, it could have a material adverse effect on our business.

WE ARE DEPENDENT ON A FEW CUSTOMERS FOR A SIGNIFICANT PORTION OF OUR REVENUES. THE LOSS OF THESE CUSTOMERS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

         As a percentage of total revenues, our net sales to our nine largest customers during the fiscal years ended December 31, 2002 and 2001 were approximately 38.4% and 37.6% respectively. One major customer accounted for approximately 7% of our sales revenues in fiscal 2002. Although we have long-established relationships with many of our customers, we do not have long-term contractual arrangements with any of them. A decrease in business from any of our major customers could have a material adverse effect on our results of operations and financial condition.

GOVERNMENT  REGULATIONS  COULD  HAVE  AN  ADVERSE  EFFECT  ON A  PORTION  OF OUR
BUSINESS.

         During 2002, approximately 67% of our sales were from late night programming, including hentai. Although the right to create material containing late night programming is protected by the First and Fourteenth Amendments to the United States Constitution, the First and Fourteenth Amendments do not protect the dissemination of this material, and several states and communities in which our products are distributed have enacted laws regulating the distribution of late night programming with some offenses designated as misdemeanors and others as felonies, depending on numerous factors. The consequences for violating the state statutes are as varied as the number of states enacting them. Similarly, there is a federal prohibition with respect to the dissemination of late night programming, and the potential penalties for individuals (including corporate directors and officers) violating these federal laws include fines, community service, probation, forfeiture of assets and incarceration. Although we undertake to restrict the distribution of our products in order to comply with all applicable statutes and regulations, we cannot assure you that our efforts will be successful and that we will always comply with all applicable state and federal statutes and regulations.

MANY OF OUR PRODUCTS INCLUDE SEXUALLY EXPLICIT CONTENT, WHICH MAY SUBJECT US TO ADDITIONAL FUTURE REGULATION OR OTHER LEGAL CHALLENGES.

         Many of our products include sexually explicit material. Many people may regard this division of our business as unwholesome. This may negatively impact the value of our common stock. Federal, state and municipal governments, along with various religious and children's advocacy groups, consistently propose and pass legislation aimed at restricting provision of, access to, and content of late night entertainment. These groups also may file lawsuits against providers of late night entertainment, encourage boycotts against such providers, and mount negative publicity campaigns. We cannot assure you that sales of these products will not be subject to successful legal challenges in the future.

WE HAVE NOT PAID CASH DIVIDENDS AND IT IS UNLIKELY THAT WE WILL PAY CASH DIVIDENDS IN THE FORESEEABLE FUTURE.

         We plan to use all of our earnings, to the extent we have earnings, to fund our operations. We do not plan to pay any cash dividends in the foreseeable future. We cannot guarantee that we will, at any time, generate sufficient surplus cash that would be available for distribution as a dividend to the holders of our common stock. You should not expect to receive cash dividends on our common stock.

ITEM 7.  FINANCIAL STATEMENTS

         The financial statements, together with the independent auditors' report thereon, appear beginning on page F-1 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Moffitt & Company, P.C., the independent accountants whom we had engaged as the principal accountants to audit our consolidated financial statements for the periods ended December 31, 2001 and December 31, 2000, resigned effective October 11, 2002. On November 11, 2002, we engaged Farber & Hass LLP as our new principal independent accountants to audit our consolidated financial statements for the year ending December 31, 2002.

         The report of Moffitt & Company, P.C. on our financial statements as of and for the years ended December 31, 2000 and December 31, 2001 did not contain an adverse opinion, or a disclaimer of opinion. During the one-year period ended December 31, 2001, and the interim period from January 1, 2002 through the date of resignation by Moffitt & Company, P.C., we did not have any disagreements with Moffitt & Company, P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Moffitt & Company, P.C., would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

         Prior to engaging Farber & Hass LLP, we did not consult Farber & Hass LLP regarding the application of accounting principles to a specified transaction, completed or proposed, or the type of audit opinion that might be rendered on our financial statements.

                                                               PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth certain information regarding our directors and executive officers.

Name                                        Age              Position
---------------------------------------- ---------------- ------------------------------------------------------------
                                                          Chief  Executive   Officer,   President,   Chief  Financial
Lee Kasper                               56               Officer, Director
---------------------------------------- ---------------- ------------------------------------------------------------
Joseph Giarmo                            34               Vice President, Director
---------------------------------------- ---------------- ------------------------------------------------------------
Yegia Eli Aramyan                        49               Accountant, Director
---------------------------------------- ---------------- ------------------------------------------------------------
Jay S. Hergott                           56               Director
---------------------------------------- ---------------- ------------------------------------------------------------


         There are no family relationships among any of the directors or officers of the Company.

BUSINESS EXPERIENCE

     Lee Kasper. President, Chief Executive Officer, Chief Financial Officer, founder and director. Mr. Kasper began his career in the entertainment industry in 1982 by co-founding Image Entertainment, a publicly traded company. Image Entertainment distributes video programming on laserdisc and DVD. During his years with Image Entertainment, Mr. Kasper was a director as well as the Executive Vice President. He was responsible for business development as well as for licensing, manufacturing, and product fulfillment. His major accomplishments while he was at Image Entertainment included building a team of international manufacturers, acting as primary negotiator of licensing agreements with over one hundred studios, developing sales relationships with major retailers and raising over $6,000,000 from Mitsubishi and Mitsui. When Mr. Kasper left Image

Entertainment in 1993, its annual sales had grown to $60,000,000. Mr. Kasper left Image Entertainment to found NuTech Entertainment, Inc., a producer of karaoke music software, which is now included in the operations of NuTech. In 1997 Mr. Kasper formed NuTech for the purpose of licensing, manufacturing and distributing DVD products worldwide. Mr. Kasper has been a director since our inception.

     Joseph Giarmo. Vice-President and director. Mr. Giarmo joined us as Vice President on December 1, 1998. Since that time, he has developed numerous DVD product lines, award nominated productions and e-commerce Web sites. Mr. Giarmo is in charge of production of our products, and has been personally responsible for the production of our anime products. We received the AVN 2002 Award for best DVD menus primarily as a result of Mr. Giarmo's efforts. Prior to joining NuTech, Mr. Giarmo was employed by Metro Global Media, Inc. ("Metro"). Mr.
Giarmo joined Metro in September 1995 as a CD-Rom Specialist, creating interactive games and developing products based on Mac/PC formats. In 1996 Mr. Giarmo was promoted to Managing Director after launching and marketing various award winning product lines. In 1997 Mr. Giarmo was promoted to Vice President, Product Development. During his last year with Metro, Mr. Giarmo created the first true perspective multi-angle DVD. From 1988 until he joined Metro, Mr. Giarmo was employed by the company he founded, Compu-Doc, a computer service company that provided services primarily to military and educational facilities. Working closely with state educational facilities, Mr. Giarmo became a licensed authorized service center for IBM, HP, Digital and Zenith data systems, among others. After becoming one of the largest service centers for Zenith data systems, and earning Factory Service Status, Compu-Doc eventually became the sole provider of all service for the tri-state military installations. Compu-Doc opened a retail division in 1992, the focus of which was custom-built, high performance computer systems. Mr. Giarmo has been a director of NuTech since May 2001.

         Yegia Eli Aramyan. Accountant and director. Mr. Aramyan joined NuTech in 2001 as an accountant, responsible for maintaining our general ledger, preparing financial statements, undertaking internal auditing and working with our independent auditors on our financial statement preparation. Prior to joining NuTech, Mr. Aramyan worked for 20 years as Group Controller and Accounting Manager for various companies in an investment group, including Morfi International and Sobleski USA. His responsibilities included budgeting, control, tax, audit, consolidations and general ledger and supporting work. On a consulting basis, Mr. Aramyan has worked for a number of high technology firms, performing accounting and implementing information systems. Mr. Aramyan earned his Bachelor of Arts and Masters of Arts degrees in Economics and Finance from the University of Armenia. Mr. Aramyan became a director in June 2002.

     Jay S. Hergott, director. Mr. Hergott was appointed to the Company's Board of Directors in March 2003. Mr. Hergott is a practicing attorney and has been a member of the Illinois Bar Association since 1973 and a member of the California Bar Association since 1976. In 1988 he founded, and is the President of, Castlewood Development Company, a real estate development and residential construction firm which is located in Northbrook, Illinois. From 1977 to 1981 Mr. Hergott was a member of the Midwest Stock Exchange and since 1976 he has been a member of the Chicago Board Options Exchange. Mr. Hergott received his B.A. degree in Government from Southern Illinois University in 1969 and his Juris Doctor from the Illinois Institute of Technology in 1972.

         No individual on our Board of Directors possesses all of the attributes of an audit committee financial expert and no one on our Board of Directors is deemed to be an audit committee financial expert. In forming our Board of Directors, we sought out individuals who would be able to guide our operations based on their business experience, both past and present, or their education. Our business model is not complex and our accounting issues are straightforward. Responsibility for our operations is centralized within management, which is comprised of four people. We rely on the assistance of others, such as our accountant, to help us with the preparation of our financial information. We recognize that having a person who possesses all of the attributes of an audit committee financial expert would be a valuable addition to our Board of Directors, however, we are not, at this time, able to compensate such a person therefore, we may find it difficult to attract such a candidate.

DIRECTOR COMPENSATION

         Our bylaws permit us to compensate our directors upon resolution by the Board of Directors. The Board of Directors has agreed to pay to Mr. Jay S. Hergott, for his services as a director, the sum of $5,000 per year. During the fiscal year ended December 31, 2002, the Company paid Mr. Hergott the sum of $4,200 for consulting services. Our remaining three directors have not received compensation for their services as directors.

TERM OF OFFICE

         The directors named above will serve until the next annual meeting of our shareholders. Absent an employment agreement, officers hold their positions at the pleasure of the Board of Directors.

COMPLIANCE WITH SECTION 16(A) OF EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act requires our directors, executive officers and persons who own more than 10% of our Common Stock to file reports of ownership and changes in ownership of our common stock with the Securities and Exchange Commission. Directors, executive officers and persons who own more than 10% of our common stock are required by Securities and Exchange Commission regulations to furnish to us copies of all Section 16(a) forms they file.

         To our knowledge, based solely upon review of the copies of such reports received or written representations from the reporting persons, we believe that during our 2002 fiscal year our directors, executive officers and persons who own more than 10% of our common stock complied with all Section 16(a) filing requirements with the exception of the following: Form 3s for Lee Kasper, Joseph Giarmo and Yegia Eli Aramyan were filed in February 2003 rather than in October 2002.

ITEM 10. EXECUTIVE COMPENSATION

         During the 2002 fiscal year, Mr. Lee Kasper, our Chief Executive Officer and President, and Mr. Joseph Giarmo, our Vice President, were the only executive officers receiving compensation of at least $100,000 per year. The following table sets forth information as to the compensation paid or accrued to Mr. Kasper and Mr. Giarmo for the three years ended December 31, 2002, December 31, 2001 and December 31, 2000:



                                                      SUMMARY COMPENSATION TABLE



                                                                                LONG TERM COMPENSATION
                                                                               -------------------------
                                    ANNUAL COMPENSATION                    AWARDS                      PAYOUTS
                                 -----------------------------------------------------------------------------------
                                                            OTHER      RESTRICTED
                                                            ANNUAL     STOCK      SECURITIES   LTIP       ALL OTHER
                                                            COMPEN-    AWARDS     UNDERLYING    PAYOUT   COMPEN-SATION
  NAME AND PRINCIPAL                 SALARY        BONUS    SATION        ($)      OPTIONS/      ($)         ($)
       POSITION           YEAR         ($)          ($)       ($)                     SARS(1)
---------------------    ------- ------------- ---------   --------- ----------  ------------ -------- --------------
Lee Kasper,               2002      $369,231        ---       ---        ---         ---        ---      $39,600(2)
Director, CEO,            2001     $542,673(1)      ---       ---        ---         ---        ---      $39,600(2)
President, CFO            2000     $222,389(1)      ---       ---        ---         ---        ---      $15,048(2)

Joseph Giarmo,            2002     $159,228(3)      ---       ---        ---         ---        ---         ---
Director                  2001      $131,553        ---       ---        ---         ---        ---         ---
Vice President            2000      $135,872        ---       ---        ---         ---        ---         ---
Secretary


-----------------------------------------------------------------------------------------------------------------------

(1) Of the amount shown as compensation paid to Mr. Kasper in 2001, $362,673 was paid to him as a dividend and $180,000 was paid as salary. The amount shown as compensation paid to Mr. Kasper in 2000 was paid as a dividend.
(2) These amounts represent expenses paid in connection with Mr. Kasper's automobile.
(3) This amount includes payments made to Mr. Giarmo pursuant to a joint venture agreement he entered into with the Company whereby he advanced funds in the amount of $60,000 for the acquisition of licensing rights to certain anime products. Mr. Giarmo is repaid at the rate of $0.25 for each unit of the product sold. This agreement will terminate once Mr. Giarmo is paid a total of $120,000.

         We  do  not  have  a  long  term   incentive  plan  or  arrangement  of
compensation with any individual in the group of officers and directors.

EMPLOYMENT AGREEMENTS

         We have no employment agreements with our named executive officers, who provide services to us on an at-will basis.

EQUITY INCENTIVE PLAN

         Our Board of Directors and our shareholders have approved the NuTech Digital, Inc. 2001 Equity Incentive Plan which permits us to grant, for a ten year period, both stock purchase rights and stock options. We have currently reserved 3,500,000 shares of our common stock for issuance to our directors, employees and consultants under the Plan. In January of each year we are permitted to increase the number of shares of common stock reserved for awards to an amount that does not exceed 30% of all of our issued and outstanding shares. The Plan is administered by the Board of Directors. As the administrator of the Plan, the Board of Directors has the authority and discretion, subject to the provisions of the Plan, to select persons to whom stock purchase rights or options will be granted, to designate the number of shares to be covered by each option or stock purchase right, to specify the type of consideration to be paid, and to establish all other terms and conditions of each option or stock purchase right. Options granted under the Plan will not have a term that exceeds ten years from date of grant. As of the date of this report, we have granted 1,705,000 awards under the Plan.

         The following tables set forth certain information concerning the granting and exercise of incentive stock options during the last completed fiscal year by each of the named executive officers and the fiscal year-end value of unexercised options on an aggregated basis:

--------------------------------------------------------------------------------------------------------------------
                                            OPTION/SAR GRANTS FOR LAST
                                         FISCAL YEAR-INDIVIDUAL GRANTS(1)
--------------------------------------------------------------------------------------------------------------------
                               Number of            % of Total
                               Securities       Options/SARs Granted
                               Underlying          to Employees in
                              Options/SARs             Fiscal             Exercise Price
Name                           Granted (#)              Year                  ($/sh)                Expiration Date
-------------------------- -------------------- ---------------------- ---------------------- ----------------------

Lee Kasper                       500,000               29.33%               $1.65/share          April 15, 2007

Joseph Giarmo                    300,000               17.60%               $1.50/share          April 15, 2012

Yegia Eli Aramyan                70,000                 4.11%               $1.50/share           April 15,2012
-------------------------- -------------------- ---------------------- ---------------------- ----------------------



--------------------------------------------------------------------------------------------------------------------
                                AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                          AND FY-END OPTION/SAR VALUES(1)
--------------------------------------------------------------------------------------------------------------------
                                                                                                   Value of
                                                                             Number of             Unexercised
                                                                            Unexercised           In-the-Money
                                                                           Options/SARs           Options/SARs
                                                                           at FY-End (#)        at FY-End ($)(2)
                            Shares Acquired      Value Realized(1)       Unexercisable/         Unexercisable/
Name                         on Exercise (#)             ($)                Exercisable            Exercisable
-------------------------- -------------------- ---------------------- ---------------------- ----------------------

Lee Kasper                         -0-                   -0-                 500,000/0                $0/$0

Joseph Giarmo                      -0-                   -0-                 300,000/0                $0/$0

Yegia Eli Aramyan                  -0-                   -0-               46,666/23,334              $0/$0
-------------------------- -------------------- ---------------------- ---------------------- ----------------------

(1) Value realized is determined by calculating the difference between the aggregate exercise price of the options and the aggregate fair market value of the common stock on the date the options are exercised.

(2) The value of unexercised options is determined by calculating the difference between the fair market value of the securities underlying the options at fiscal year end and the exercise price of the options.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of March 26, 2003, information regarding the beneficial ownership of our common stock with respect to each of our executive officers, each of our directors, each person known by us to own beneficially more than 5% of the common stock, and all of our directors and executive officers as a group. The term "executive officer" is defined as the Chief Executive Officer/President, Chief Financial Officer and the Vice-President. Each individual or entity named has sole investment and voting power with respect to shares of common stock indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted.

                                                                    Number of
                                                                    Shares of
                                                                     Common
                                                                      Stock         Percentage
  Title of Class of                                                Beneficially     of Common
       Security                   Name and Address(1)               Owned (2)          Stock
----------------------- ----------------------------------------- --------------- --------------

Common Stock            Lee Kasper (3)(4)(5)(6)                        8,065,000         77.69%
Common Stock            Joseph Giarmo (3)(4)                             692,250          6.67%
Common Stock            Yegia Eli Aramyan                                 46,667              *
Common Stock            Jay  S. Hergott (4)                                    0              0
                        All    Officers,    Directors   and   5%
                        Shareholders                                   8,803,917         84.36%
----------------------- ----------------------------------------- --------------- --------------


*        Less than 1%.

(1) Unless otherwise indicated, the address of the persons named in this column is c/o NuTech Digital, Inc., 7900 Gloria Avenue, Van Nuys, California 91406.
(2) Included in this calculation are shares deemed beneficially owned by virtue of the individual's right to acquire them within 60 days of the date of this report that would be required to be reported pursuant to Rule 13d-3 of the Securities Exchange Act of 1934.
(3)  Executive Officer.
(4)  Director.
(5)  5% Shareholder.
(6) Includes shares of our common stock owned by Michele Kasper as her community property.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In order to fund working capital requirements, we have from time to time borrowed money on an unsecured basis from persons who are executive officers, directors and/or beneficial holders of 5% or more of our common stock, or their affiliates. Our unpaid principal indebtedness to these persons is set forth below.

     In March 2001, we entered into an arrangement with our Vice-President, Mr. Joseph Giarmo, whereby Mr. Giarmo advanced funds in the amount of $60,000 for the acquisition of licensing rights to certain films. Mr. Giarmo receives $0.25 for each VHS or DVD unit of the films that are sold. Our obligation under this agreement will terminate once we have paid to Mr. Giarmo a total of $120,000. To date, Mr. Giarmo has been paid $10,000 in accordance with this arrangement.

         In May 2001, we obtained a loan from Brandon Kasper in the amount of $7,418, which accrues interest at the rate of 7% and is due to be paid on demand. Brandon Kasper is Mr. Lee Kasper's son.

         In May 2001, we obtained a loan from Ryan Kasper in the amount of $7,467, which accrues interest at the rate of 7% and is due to be paid on demand. Ryan Kasper is Mr. Lee Kasper's son.

         In May 2001, we obtained a loan from Jordan Kasper in the amount of $3,555, which accrues interest at the rate of 7% and is due to be paid on demand. Jordan Kasper is Mr. Lee Kasper's son.

     In October 2000, we received an unsecured loan in the amount of $100,000 from Mrs. Elynor Kasper, Mr. Lee Kasper's mother. Simple interest accrues on this loan at the rate of 10% per year. The unpaid principal balance of this loan is $60,000. We are current on all interest payments. This loan is payable on demand. To date, no demand for payment has been made.

     Aside from the foregoing loans, we have also entered into the following transactions with our President and Chief Executive Officer, Mr. Lee Kasper, or with our Vice President and Secretary, Mr. Joseph Giarmo. In July 2000, Mr. Kasper provided both his personal residence and his personal guaranty as security for a loan in the amount of $900,000 that we borrowed through the Small Business Administration. Interest is adjusted at least once per year. The interest rate is 2% above the prime rate. The loan has a 10-year term. We make monthly payments of principal and interest in the amount of $12,398.

     In March 2002, Mr. Kasper also agreed to personally guarantee our bank line of credit in the amount of $650,000. We breached certain covenants of the loan agreement and our lender, U.S. Bank, N.A. wanted us to repay the loan. On November 7, 2002, U.S. Bank, N.A. agreed to make a loan in the amount of $640,000 to Mr. Lee Kasper, who used the proceeds to pay-off our line of credit. The loan to Mr. Kasper requires 30 monthly payments of $21,000 plus interest at 3% over prime. We pledged all of our assets as collateral for repayment of the loan and we have guaranteed repayment of the loan.

     In February 2003, Mr. Kasper received a personal loan of $500,000. The interest rate of the loan is 3% and the term is 36 months. Mr. Kasper loaned these funds to use on terms identical to the terms he received.

ITEM 13. CONTROLS AND PROCEDURES

     Within 90 days prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The evaluation was undertaken in consultation with the Company's accounting personnel. Based on that evaluation, the President and Chief
Executive Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

         The Company has not yet adopted a Code of Ethics for management, although it intends to do so.


ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits

         Exhibit
         NUMBER                     DESCRIPTION OF EXHIBIT

         3.1      Articles of Incorporation, as amended.(1)
         3.2      Bylaws.(1)
         3.3      Certificate of Amendment of Articles of Incorporation.(1)
         10.1     2001 NuTech Digital Inc. Equity Incentive Plan, as amended on June 28,
                  2002.(1)
         10.2     Business Loan Agreement between NuTech Digital, Inc. and U.S. BankN.A., dated as of March 20, 2002, including
                  Amendment to Loan Agreement and Note, Authorization for Preauthorized Debts for Payment of Loans, Addendum to
                  Amendment to Loan Agreement and Note, Commercial Guaranty between Lee Kasper and U.S. BankN.A., Business Security
                  Agreement, Insurance Coverage for the Benefit of Bank.(1)
         10.3     Letter of Intent between NuTech Digital, Inc. and RitekCorp, dated as of August 6, 1996 (including Letter
                  of    Intent A).(1)
         10.4     Promissory Note and Commercial Security Agreement memorializing Small Business Administration Loan between NuTech
                  Digital, Inc. and Imperial Bank, SBA Department, dated as of July 12, 2000.(1)
         10.5     Unconditional Guarantee signed by Lee Kasper in favor of Imperial Bankdated July 12, 2000.(1)
         10.6     Lease Agreement between Kathy Schreiber, Todd Lorber and Hiroko ("Lessor") and NuTech
                  Digital, Inc. ("Lessee") for
                  the premises located at 7900 Gloria Avenue, Los Angeles, CA, dated as ofMarch 10, 2001.(1)
         10.7     Joint Venture Agreement by and between NuTech Digital, Inc., and
                  Joseph Anthony Giarmo.(1)
         10.8     Note Secured by Deed of Trust by and between Lee H. and Michelle
                  Kasper and Skura Intercontinental Trading Company dated February 19   2003.(2)
         10.9     Deed of Trust dated February 19, 2003 by Lee H. Kasper and Michelle
                  Kasper in favor of Skura Intercontinental Trading Company.(2)
         10.10    Term Loan Agreement dated November 7, 2002 between Lee Kasper and
                  U.S Bank, N.A.(3)
         10.11    Addendum to Term Loan Agreement dated November 7, 2002 between
                  U.S. Bank N.A. and Lee Kasper.(3)
         10.12    Continuing Guaranty dated November 7, 2002 executed by NuTech
                  Digital, Inc. in favor of U.S. Bank N.A.(3)
         10.13    Business Security Agreement dated November 7, 2002 in favor of U.S.
                  Bank N.A. and NuTech Digital, Inc.(3)
         10.14    Article 9 Certificate dated November 7, 2002 and executed by Lee Kasper in favor of U.S. Bank N.A.(3)
         10.15    Insurance Coverage for benefit of Bank dated November 7, 2002 and executed by NuTech Digital, Inc. in favor of U.S. Bank. N.A.(3)
         99.1     Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
                  2002.(2)
               (1)  Incorporated  by reference to the respective  exhibits filed
                    with  registrant's   Registration  Statement  on  Form  SB-2
                    (Commission File No. 333-88550).
               (2)  Filed herewith.
               (3)  To be filed by amendment.

(b) Reports on Form 8-K

         We filed a current report on Form 8-K on October 15, 2002 to report the resignation of our independent auditors, Moffitt & Company, PC.

         We filed a current report on Form 8-K on October 31, 2002 to report the action taken by the Board of Directors to extend the expiration date of warrants to purchase 703,444 shares of our common stock. The warrants had been issued to those individuals who purchased our securities in a private offering that began in June 2001. The expiration date of the warrants has been extended to June 30, 2003.

         We filed a current report on Form 8-K on January 11, 2003 to report our engagement of Farber & Hass LLP as our new independent auditors.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of March 2003.

                                  NUTECH DIGITAL, INC.


                                  By:   /S/LEE KASPER
                                     -----------------------------------------
                                       Lee Kasper,
                                       President, Chief Executive Officer
                                       and Chief Financial Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         SIGNATURE                                      TITLE                              DATE


/S/LEE KASPER                President, Chief Executive Officer,                    March 28, 2003
-------------------          Chief Financial Officer and Director
Lee Kasper


/S/JOSEPH GIARMO             Vice-President, Director                               March 28, 2003
--------------------
Joseph Giarmo


/S/YEGIA ELI ARAMYAN         Director                                               March 28, 2003
--------------------
Yegia Eli Aramyan



/s/ JAY S. HERGOTT           Director                                               March 28, 2003
--------------------
Jay S. Hergott


                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                       PURSUANT TO RULES 13A-14 AND 15D-14
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          I, Lee Kasper, Chief Executive Officer and Chief Financial Officer of NuTech Digital, Inc., certify that:

         (1) I have reviewed this Annual Report on Form 10-KSB of NuTech Digital, Inc.

         (2) Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report.

         (3) Based on my knowledge, the financial statements, and other financial information included in the Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the Annual Report.

         (4) I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

                  a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this Annual Report is being prepared;

                  b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

                  c. presented in this Annual Report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date.

         (5) I have disclosed, based on our most recent evaluation, to the registrant's auditors and the registrant's Board of Directors:

                  a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and Report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b.  any  fraud,   whether  or  not  material,   that  involves
management or other employees who have a significant role in the registrant's internal controls; and

I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



/S/ LEE KASPER                                     March 28, 2003
-------------------------------------
Lee Kasper
President and Chief Executive Officer

                                TABLE OF CONTENTS


                                                               PAGE NO.


INDEPENDENT AUDITORS' REPORT

FINANCIAL STATEMENTS

       Balance Sheet.........................................F-1 - F-2

       Statements of Operations..............................F-3 - F-4

       Statement of Stockholders' Equity...........................F-5

       Statements of Cash Flows...............................F-6- F-7

       Notes to Financial Statements.........................F-8- F-22

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders
NuTech Digital, Inc.


We have audited the accompanying balance sheet of Nutech Digital Inc. (the "Company") as of December 31, 2002 and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NuTech Digital Inc. as of December 31, 2002 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.



/S/  FARBER & HASS, LLP.
      OXNARD, CALIF.

     March 18, 2003

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders
NuTech Digital, Inc.


We have audited the accompanying related statements of operations, stockholders' equity, and cash flows of Nutech Digital, Inc. for the year ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of NuTech Digital, Inc. for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.



/S/ MOFFITT & COMPANY, P.C.
     SCOTTSDALE, ARIZONA

     March 2, 2002

                              NUTECH DIGITAL, INC.
                                  BALANCE SHEET
                                DECEMBER 31, 2002



                                     ASSETS


CURRENT ASSETS

         Cash                                           $    9,237
         Accounts receivable, net                          366,729
         Corporation income tax refund                      40,669
         Inventories                                       869,551
         Royalty advances, current portion                 177,000
         Prepaid expenses                                   14,632
         Prepaid loan costs, current portion                 2,613
                                                      ------------

           TOTAL CURRENT ASSETS                        $ 1,480,431


PROPERTY AND EQUIPMENT, NET OF
   ACCUMULATED DEPRECIATION                              1,831,318

OTHER ASSETS
         Prepaid public offering costs                     459,474
         Royalty advances, long-term portion               619,438
         Prepaid loan costs, long-term portion              16,988
         Deposits                                            7,800
                                                      -------------

          TOTAL OTHER ASSETS                             1,103,700
                                                      -------------


          TOTAL ASSETS                                $  4,415,449
                                                      =============

           See Accompanying Notes and Independent Auditors' Report.

                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES

      Accounts payable                                                             $1,256,821
      Accrued legal fees                                                              216,516
      Accrued liabilities                                                             180,330
      Loan payable, officer                                                            33,482
      Capital leases payable, current portion                                          22,684
      Note payable, officer, current portion                                          255,996
      Notes payable, other, current portion
           Related parties                                                            158,439
           Unrelated parties                                                          534,883
                                                                                   -------------

          TOTAL CURRENT LIABILITIES                                               $ 2,659,151

LONG-TERM LIABILITIES
      Capital leases payable, long-term portion                                        30,648
      Note payable, officer, long-term portion                                        362,671
      Notes payable, other, long-term portion
           Unrelated entities                                                         700,911
                                                                                -------------

         TOTAL LONG-TERM LIABILITIES                                              $ 1,094,230

REDEEMABLE COMMON STOCK                                                               327,500

STOCKHOLDERS' EQUITY
       Preferred stock
          Authorized - 50,000,000 shares
          Issued and outstanding -0- shares                                                 0
       Common stock
        Authorized 100,000,000 shares, no par value
        Issued and outstanding - 10,380,169 shares                                  1,221,323
       Accumulated deficit                                                           (886,755)
                                                                                -------------

          TOTAL STOCKHOLDERS' EQUITY                                                  334,568
                                                                                -------------

     TOTAL LIABILITIES AND
             STOCKHOLDERS' EQUITY                                                 $ 4,415,449
                                                                                =============



            See Accompanying Notes and Independent Auditors' Report.

                                        F-2



                              NUTECH DIGITAL, INC.
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001



                                                                2002              2001
                                                           --------------     -------------

SALES                                                         $4,292,510       $5,021,232

COSTS OF SALES                                                 1,403,210        1,134,862
                                                           --------------     -------------

          GROSS PROFIT                                         2,889,300        3,886,370

SELLING, GENERAL
  AND ADMINISTRATIVE EXPENSES                                  3,612,214        3,430,563
                                                           --------------     -------------

          OPERATING INCOME (LOSS)                               (722,914)         455,807

INTEREST EXPENSE                                                 214,684          253,717
                                                           --------------     -------------

          INCOME (LOSS) BEFORE
             CORPORATION INCOME TAXES                           (937,598)         202,090

CORPORATION INCOME TAXES (BENEFIT)                               (19,225)          34,909
                                                           --------------     -------------

          NET INCOME (LOSS)                                    $(918,373)      $  167,181
                                                           ==============     =============




NET INCOME (LOSS) PER COMMON SHARE

   BASIC AND DILUTED                                          $   ( .09)       $     .02
                                                           ==============     =============

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING

   BASIC AND DILUTED                                         10,257,979         8,992,496
                                                           ==============     =============



Stock warrants to purchase 703,444 shares of common stock were not included in the computation.



            See Accompanying Notes and Independent Auditors' Report.



                              NUTECH DIGITAL, INC.
                      STATEMENTS OF OPERATIONS (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001




PROFORMA NET INCOME

PROFORMA NET INCOME IF THE CORPORATION
 WAS TAXED AS A REGULAR CORPORATION
  FOR THE WHOLE YEAR:
                                                              2002                        2001
                                                       ----------------           -----------------

  INCOME (LOSS) BEFORE CORPORATION
     INCOME TAXES                                     $     ( 937,598)            $   202,090

   CORPORATION INCOME
      TAXES    (BENEFIT)                                     ( 19,225)                 73,000
                                                      -----------------           -----------------

   PROFORMA NET INCOME (LOSS)                         $     ( 918,373)            $   129,090
                                                      =================           =================

   PROFORMA NET INCOME (LOSS)
      PER COMMON SHARE

      BASIC AND DILUTED                               $          (.09)            $       .01
                                                      =================           =================

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING

     BASIC AND DILUTED                                     10,257,979               8,992,496
                                                      =================           =================




            See Accompanying Notes and Independent Auditors' Report.

                              NUTECH DIGITAL, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

---------------------------------------- ------------------------- ------------------------- ------------ ------------
                                             Preferred Stock             Common Stock
---------------------------------------- ------------------------- ------------------------- ------------ ------------
                                                                                             Accumulated
                                           Shares       Amount       Shares       Amount       Deficit       Total
---------------------------------------- ------------ ------------ ------------ ------------ ------------ ------------

BALANCE, JANUARY 1, 2001                           0      $     0    8,300,250     $  1,050   $  215,110    $ 216,160
---------------------------------------- ------------ ------------ ------------ ------------ ------------ ------------
ISSUANCE OF COMMON STOCK FOR
     CASH-PRIVATE PLACEMENT                        0            0      638,445      950,200            0      950,200
     OPTIONS                                       0            0      100,000      100,000            0      100,000
     SERVICES                                      0            0      850,000       25,500            0       25,500
     ACCOUNTS PAYABLE                              0            0       53,333       80,000            0       80,000
---------------------------------------- ------------ ------------ ------------ ------------ ------------ ------------
COST INCURRED FOR PRIVATE
  PLACEMENT - PAID BY:
     CASH                                          0            0           0,    (172,107)            0    (172,107)
     SERVICES                                      0            0       76,522      114,783            0            0
                                                                                  (114,783)
---------------------------------------- ------------ ------------ ------------ ------------ ------------ ------------
DIVIDENDS PAID                                     0            0            0            0    (326,673)    (326,673)
---------------------------------------- ------------ ------------ ------------ ------------ ------------ ------------
NET INCOME FOR THE YEAR ENDED
  DECEMBER 31, 2001                                0            0            0            0      167,181      167,181
---------------------------------------- ------------ ------------ ------------ ------------ ------------ ------------
TRANSFER SUBCHAPTER "S"
  UNDISTRIBUTED INCOME TO
  COMMON STOCK
                                                   0           0             0       24,000     (24,000)            0
--------------------------------------- ------------ ------------ ------------ ------------ ------------ ------------
--------------------------------------- ------------ ------------ ------------ ------------ ------------ ------------
BALANCE, DECEMBER 31, 2001                         0            0   10,018,550    1,008,643       31,618    1,040,261
---------------------------------------- ------------ ------------ ------------ ------------ ------------ ------------
ISSUANCE OF COMMON STOCK FOR:
     CASH-PRIVATE PLACEMENT                        0            0       16,666       25,000            0        25,00
     NOTES PAYABLE (INCLUDED IN
       REDEEMABLE COMMON STOCK)                    0            0      218,333            0            0            0
     PREPAID OFFERING COSTS                        0            0      126,620      189,930            0      189,930
---------------------------------------- ------------ ------------ ------------ ------------ ------------ ------------
COSTS INCURRED FOR PRIVATE
  PLACEMENT -
     PAID BY CASH                                  0            0            0      (2,250)            0      (2,250)
---------------------------------------- ------------ ------------ ------------ ------------ ------------ ------------
NET (LOSS) FOR THE YEAR ENDED
  DECEMBER 31, 2002
                                                   0            0            0            0    (918,373)    (918,373)
--------------------------------------- ------------ ------------ ------------ ------------ ------------ ------------
---------------------------------------- ------------ ------------ ------------ ------------ ------------ ------------
BALANCE, DECEMBER 31, 2002                         0      $     0   10,380,169  $ 1,221,323  $ (886,755)    $ 334,568
                                         ============ ============ ============  ===========  ===========  ===========

            See Accompanying Notes and Independent Auditors' Report.


                              NUTECH DIGITAL, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001



                                                                                               2002                 2001
                                                                                        -------------------     -----------------

CASH FLOWS FROM OPERATING ACTIVITIES
       Net income (loss)                                                                $        (918,373)    $       167,181
       Adjustments to reconcile net income (loss) to net
          cash provided (used) by operating activities:
             Depreciation                                                                         623,067             539,099
             Issuance of common stock for services                                                      0              25,500
             Issuance of redeemable common stock for interest                                      37,500                   0
       Deferred tax assets/liabilities                                                             (1,400)              1,400
       Changes in operating assets and liabilities:
             Accounts receivable                                                                  572,437            (522,414)
             Corporation income tax refund                                                        (40,669)                  0
             Insurance recovery and other receivables                                                   0               1,300
             Inventories                                                                           28,448            (281,907)
             Royalty advances                                                                      90,239            (505,195)
             Prepaid expenses                                                                    (237,768)            (33,674)
             Deposits                                                                                   0              (1,200)
             Accounts payable                                                                      214,540            351,650
             Customer deposits                                                                           0            ( 6,500)
             Accrued liabilities                                                                    44,496             10,233
             Corporation income taxes payable                                                      (33,509)            33,509
                                                                                        -------------------     -----------------

       NET CASH PROVIDED (USED) BY
         OPERATING ACTIVITIES                                                                     379,008            (221,018)
                                                                                        -------------------     -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
       Purchases of property and equipment                                                       (588,181)           (744,095)
                                                                                        -------------------     -----------------

       NET CASH (USED) BY INVESTING ACTIVITIES                                                   (588,181)           (744,095)
                                                                                        -------------------     -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
       Bank overdraft                                                                                   0             (52,987)
       Dividends paid                                                                                   0            (326,673)
       Net proceeds from issuance of common stock                                                  22,750             878,093
       Proceeds from notes payable, other                                                          33,335             388,439
       Repayments of notes payable                                                                (62,348)           (369,659)
       Proceeds from bank line of credit and officer's loan                                       121,831             496,836
       Changes in loans payable, officer                                                           29,366               4,116
       Payments on capital leases payable                                                          (9,502)                  0
                                                                                        -------------------     -----------------

       NET CASH PROVIDED BY FINANCING ACTIVITIES                                                  135,432           1,018,165
                                                                                        -------------------     -----------------


            See Accompanying Notes and Independent Auditors' Report.

                              NUTECH DIGITAL, INC.
                       STATEMENT OF CASH FLOWS (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001



                                                                                               2002                 2001
                                                                                        -----------------     ---------------

NET INCREASE (DECREASE) IN CASH                                                         $          (73,741)   $        53,052

CASH BALANCE, AT BEGINNING OF YEAR                                                                  82,978              29,926
                                                                                        ------------------    ----------------

CASH BALANCE, AT END OF YEAR                                                            $            9,237    $         82,978
                                                                                        ==================    ================


SUPPLEMENTARY DISCLOSURE OF
   CASH FLOW INFORMATION

   CASH PAID DURING THE YEAR FOR:

       Interest                                                                         $         243,330     $       232,849

       Taxes                                                                            $          33,509     $         5,469
                                                                                        =================     ===============

NON-CASH INVESTING AND FINANCING
   ACTIVITIES

       Issuance of common stock for services                                            $               0     $        25,500
                                                                                        =================     ===============

       Issuance of common stock for private placement costs                             $               0     $       114,783
                                                                                        =================     ===============

       Issuance of common stock for accounts payable, notes
        payable and accrued interest                                                    $         327,500     $       180,000
                                                                                        =================     ===============


      Issuance of common stock for prepaid offering costs                               $          189,930    $             0
                                                                                        ==================    ================



            See Accompanying Notes and Independent Auditors' Report.

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

  NOTE 1          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  NATURE OF BUSINESS
                  ------------------
                  NuTech Digital, Inc. was organized on June 12, 1997, under the laws of the state of California. The Company is engaged in licensing and distributing general entertainment products, most of which are made available through digital versatile disc ("DVD"). The Company's products include children's animated films and video games, Karoake software, Japanese anime and late night programming.

                  CASH AND CASH EQUIVALENTS
                  -------------------------
                  For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

                  ACCOUNTS RECEIVABLE
                  -------------------
                  Accounts receivable are reported at the customers' outstanding balances less any allowance for doubtful accounts. Interest is not included on overdue accounts.

                  ALLOWANCE FOR DOUBTFUL ACCOUNTS
                  --------------------------------
                  The allowance for doubtful accounts on accounts receivables is charged to income in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers. Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired (bankruptcy, lack of contact, account balance over one year old, etc.).

                  INVENTORIES
                  ------------
                  Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market.

                  PROPERTY AND EQUIPMENT
                  ---------------------
                  Property and equipment are stated at cost. Major renewals and improvements are charged to the asset accounts while replacements, maintenance and repairs, which do not improve or extend the lives of the respective assets, are expensed. At the time property and equipment are retired or otherwise disposed of, the asset and related accumulated depreciation accounts are relieved of the applicable amounts. Gains or losses from retirements or sales are credited or charged to income.

            See Accompanying Notes and Independent Auditors' Report.

                                               NUTECH DIGITAL, INC.
                                           NOTES TO FINANCIAL STATEMENTS
                                                 DECEMBER 31, 2002



NOTE 1            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  PROPERTY AND EQUIPMENT (CONTINUED)
                   ---------------------------------
                  The  Company   depreciates  its  property  and  equipment  for
                  financial reporting purposes using the straight-line method based upon the following useful lives of the assets:

                                    Completed masters                   7 years
                                    Office furniture and equipment      7 years
                                    Computer equipment                5-7 years
                                    Computer software                   3 years
                                    Warehouse equipment              7-10 years
                                    Trade show equipment                7 years
                                    Leasehold improvements           5-10 years

                 ACCOUNTING ESTIMATES
                 --------------------
                 Management uses estimates and assumptions in preparing financial statements in accordance with accounting principles generally accepted in the United States. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used.

                 REVENUE RECOGNITION
                 -------------------
                 The Company recognizes revenue from product sales when the goods are shipped and title passes to customers.

                 DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
                 ----------------------------------------------------
                 The Company has financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at December 31, 2002 as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.


            See Accompanying Notes and Independent Auditors' Report.

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002



NOTE 1           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                 NET EARNINGS (LOSS) PER SHARE
                -------------------------------
                 The Company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with FASB 128, any anti-dilutive effects on net income (loss) per share are excluded.

                 INCOME TAXES
                 -----------
                  Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No. 109, Accounting for Income Taxes. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

                 COMMON STOCK ISSUED FOR NON-CASH TRANSACTIONS
                 ---------------------------------------------
                 It is the Company's policy to value stock issued for non-cash transactions, such as services, at the fair market value at the date the transaction is negotiated.

                 LONG-LIVED ASSETS
                 -----------------
                 Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses the recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value. This standard did not have a material effect on the Company's results of operations, cash flows or financial position.

            See Accompanying Notes and Independent Auditors' Report.

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 1           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                 SHIPPING AND HANDLING COSTS
                 --------------------------
                 The Company's policy is to classify shipping and handling costs as part of selling, general and administrative costs in the statements of operations. These costs for the years ended December 31, 2002 and 2001 amounted to $88,949 and $115,133, respectively.

                  SEGMENT INFORMATION
                  -------------------
                  The Company sells its products primarily through retail outlets. Approximately 8% of the Company's revenues in 2002 were to customers outside of the United States (no specific concentration). No customer accounted for over 10% of total revenues in 2002.

                 RECENTLY-ISSUED ACCOUNTING PRONOUNCEMENTS
                 -----------------------------------------
                 In June 2001, the Financial Accounting Standards Board issued SFAS 141 "Business Combinations", and SFAS 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and certain intangible assets will no longer be amortized, but will be subject to annual impairment tests. Other intangible assets with finite useful lives will continue to be amortized over their useful lives. The Company does not expect any material effect on its financial position or results of operations from the adoption of these statements. The Company adopted this pronouncement on January 1, 2002.

                 In August 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations", effective for fiscal years starting after June 15, 2002. SFAS 143 establishes accounting standards for recognition and measurement of a liability for the costs of asset retirement obligations. Under SFAS 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises, and will be amortized to expense over the life of the asset. The Company does not expect any material effect on its financial position or results of operations from the adoption of this statement. The Company adopted this pronouncement on January 1, 2003.

                 In October, 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", effective for fiscal years starting after December 15, 2001 and interim periods within those years. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and discontinued operations. The Company does not expect any material effect on its financial position or results of operations from the adoption of this statement. The Company adopted this pronouncement on January 1, 2002.

                 In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities", which nullifies EITF Issue 94-3. SFAS 146 is effective for exit and disposal activities that are initiated after December 31, 2002 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred in contrast to the date of an entity's commitment to an exit plan, as required by EITF Issue 94-3. The Company adopted this pronouncement on January 1, 2003.

            See Accompanying Notes and Independent Auditors' Report.
                                       F-11

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002



NOTE 1           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                 In December 2002, the FASB issued SFAS 148 "Accounting for Stock-Based Compensation" an amendment to SFAS 123. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for fiscal years ending after December 15, 2002 for transition guidance and annual disclosure provisions; for financial reports containing financial statements for interim periods beginning after December 15, 2002 for interim disclosure provisions. There was no impact on the Company's operations from the adoption of this Standard

                 RESTATEMENT OF COMMON STOCK ISSUED AND OUTSTANDING AT
                 DECEMBER 31, 2001
                 -----------------------------------------------------
                 Common stock issued for cash in the year ended December 31, 2001 was previously reported as 633,446 shares. The correct shares are 638,445.

NOTE 2           ACCOUNTS RECEIVABLE

                 A summary of accounts receivable and allowance for doubtful accounts is as follows:

            Accounts receivable                 $        381,729

            Allowance for doubtful accounts               15,000
                                                ----------------

            Net accounts receivable             $        366,729
                                                ================

                 At December 31, 2002, two customers accounted for 23% (18.1% and 14.6%) of the accounts receivable.

                     Allowance for doubtful accounts
                         Balance, January 1, 2002                $      40,000
                         Recovery of prior allowance                    11,998
                         Write-off of uncollectible accounts          ( 36,998)
                                                                 --------------

                         Balance, December 31, 2002              $      15,000
                                                                 ==============

NOTE 3           INVENTORIES

                 The inventories are comprised of completed DVD'S and Karoake CD'S.


            See Accompanying Notes and Independent Auditors' Report.

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002



NOTE 4           ADVANCE ROYALTIES

                 The Company has acquired the licensing, manufacturing and distribution rights to various movies from the owners of the titles. The Company pays royalties from 20% - 30% of the net sales proceeds. Royalty costs for the years ended December 31, 2002 and 2001 were $655,238 and $626,577, respectively.

NOTE 5           PROPERTY AND EQUIPMENT

                 Property and equipment and accumulated depreciation consists of :

                           Completed masters                       $ 4,087,655
                           Masters in process                           11,471
                           Office furniture and equipment              107,333
                           Computer equipment                          192,648
                           Computer software                            48,801
                           Warehouse equipment                         118,226
                           Trade show equipment                         25,855
                           Leasehold improvements                      112,041
                                                                  --------------
                                                                     4,704,030
                               Less accumulated depreciation         2,872,712
                                                                  --------------

                                                                   $ 1,831,318
                                                                  ==============
NOTE 6           PREPAID PUBLIC OFFERING COSTS

                 Prepaid public offering costs represent the costs incurred in preparation of the Company's initial public offering, which became effective on September 27, 2002.

NOTE 7           ACCOUNTS PAYABLE

                 Accounts payable consists of the following:

                      Advanced Media Post                      $      118,545
                      U-Tech media corporation                        252,507
                      Other                                           885,769
                                                               --------------

                                                               $    1,256,821

            See Accompanying Notes and Independent Auditors' Report.

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 8           INCOME TAXES

                 From January 1, 2000 to May 31, 2001, the Company, with the consent of its stockholders, elected under the Internal Revenue Code to be an S corporation. In lieu of corporation income taxes, the stockholders of an S corporation are taxed based on their proportionate share of the Company's taxable income. Therefore, no provision or liability for U. S. corporation income taxes has been computed for the period from January 1, 2000 to May 31, 2001.

                 On  June  1,  2001,  the  corporation   became  taxed  as  a  C
                 corporation. The provision for income tax for the year ended December 31, 2002 is estimated as follows:

                           Income tax estimated to be refunded currently                          $      (40,669)

                           Deferred income tax (benefit)                                                       0
                                                                                                  --------------
                                      Total tax (benefit)                                         $      (40,669)
                                                                                                  ===============


               A reconciliation of the provision for income taxes compared with the amounts at U.S. federal statutory rate is as follows:

                           Tax (benefit) at U.S. federal statutory income tax rates              $       ( 40,669)

                           Benefits and taxes due to timing differences for
                             expense deductions (principally net operating
                             loss carrybacks)                                                             21,444
                                                                                                  --------------

                                      Total income tax (benefit)                                  $     ( 19,225)
                                                                                                  ==============

                 The following is a summary of the significant components of the Company's deferred tax assets and liabilities:

                               Net operating loss                                                 $      330,983

                               Property and equipment related                                           ( 24,378)

                              Timing differences for expense deductions                                   54,422
                                                                                                  --------------

                                                                                                         361,027
                              Valuation allowance                                                        361,027
                                                                                                  --------------

                             Deferred tax asset, net of valuation allowance                       $           0
                                                                                                  ==============



            See Accompanying Notes and Independent Auditors' Report.

                                       F-14

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 8           INCOME TAXES (CONTINUED)

                 Summary of valuation allowance:

                    At date converted from S corporation
                        to C corporation                             $            0

                    Addition for year                                       361,027
                                                                     --------------


                    Valuation allowance at December 31, 2002         $      361,027
                                                                     ==============

                      Realization of the net deferred tax assets is dependent
                 on  future   reversals   of   existing   taxable   temporary
                 differences and adequate future taxable income, exclusive of reversing temporary differences and carryforwards.

NOTE 9           LOAN PAYABLE, OFFICER

                 Periodically, the president of the Company will advance the Company funds to pay corporation obligations. The balance due to the officer is payable on demand and is unsecured. The loan balance at December 31, 2002 was $33,482.

NOTE 10          CAPITAL LEASES PAYABLE

                 The Company has two capital leases for computer hardware and software. The leases are for 36 months with monthly rentals of $2,353 plus taxes, including interest at 13.2% and 14.2%.
                 Future minimum lease payments on the lease are as follows:

                             December 31, 2003                                               $        30,636
                             December 31, 2004                                                        30,636
                             December 31, 2005                                                        14,744
                                                                                             ---------------
                                                                                                      76,016
                             Less amount representing interest                                        22,684
                                                                                             ---------------

                             Present value of future minimum
                                lease payments                                                        53,332
                             Less current portion                                                     22,684
                                                                                             ---------------

                             Long-term portion                                               $        30,648
                                                                                             ===============

NOTE 11    NOTE PAYABLE, OFFICER

               On November 7, 2000, U.S. Bank, N.A. loaned the president of the Company $640,000, which was used to pay-off the corporation's line of credit to U.S. Bank, N.A.

            See Accompanying Notes and Independent Auditors' Report.

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


NOTE 11    NOTE PAYABLE, OFFICER (CONTINUED)

               The terms of the loan from the president are the same as the terms of the loan from U.S. Bank, N.A. to the president, as follows:

               1. The corporation guaranteed the president's loan from the bank.
               2.   Security - all of the corporation's assets.
               3.   Interest - prime plus 3% (7.25% at December 31, 2002).
               4. Twenty-nine monthly payments of $21,333 beginning December 15, 2002, plus a final payment equal to all unpaid principal on May 15, 2005, the maturity date.

                 Future minimum principal payments on the note are as follows:

                             December 31, 2003                   $       255,996
                             December 31, 2004                           255,996
                             December 31, 2005                           106,675
                                                                 ---------------

                                                                 $       618,667

NOTE 12    NOTES PAYABLE, OTHER (RELATED PARTIES)
                                                                                                         CURRENT
                                                                                        TOTAL            PORTION
                                                                                    -----------------  ---------------
                ELYNOR KASPER (MOTHER OF THE PRESIDENT OF THE COMPANY)
                                                                                          $ 60,000          $  60,000
                Unsecured, 10% note with no due date.


                JOE GIARMO (AN OFFICER OF THE COMPANY)
                                                                                            80,000             80,000
                On March 5, 2001,  the Company  received a $60,000 loan from Joe
                Giarmo.  The Company is required to repay this loan on a monthly basis  determined  by  paying  $0.25  for  each  VHS or DVD sold pursuant to the KSS Inc. license until $120,000 is repaid.

                OTHER NOTES

                The  Company  has  three  loans  from  children  of the  principal          18,439             18,439
                stockholder.  The loans are  unsecured,  bear interest notes at 7%
                and are payable on demand.
                                                                                    -----------------  ---------------
                                        Total
                                                                                          $158,439          $ 158,439
                                                                                    =================  ===============

            See Accompanying Notes and Independent Auditors' Report.


                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 13    NOTE PAYABLE, OTHER (UNRELATED PARTIES)
                                                                                                            CURRENT
                                                                                          TOTAL              PORTION
                                                                                    -----------------  ---------------

                RITEK CORP                                                                $ 400,000         $ 400,000

                In August 1998, the Company  received a $400,000 loan from Ritek
                Corp. The loan is secured by a deed of trust on property owned by the principal stockholder, accrues interest at 8.5% per annum and entitles Ritek Corp. 50% ownership in the licensing rights in the Shadoan DVD Game. The loan requires monthly payments of interest and principal with the agreement that the total loan and interest was to be paid on June 10, 1999. If the loan was not paid on that date, then Ritek could become 100% owner and license holder of the title "Shadoan". As of the date of this report, Ritek has not asked for the ownership rights to Shadoan.

                SMALL BUSINESS ADMINISTRATION
                LOAN AND COMERICA BANK LOAN                                                 769,122            68,211

                On July 12, 2000, the Company received a $900,000 Small Business
                Administration loan with Comerica Bank  participation.  The loan requires  monthly payments of $12,398  including  interest at 2%
                over prime. The loan is secured by all assets of the Company and
                the  major   stockholder's   personal   residence  and  personal
                guaranty.  The loan matures on July 12, 2010. Effective interest rate at December 31, 2002 was 6.25%.

                ANNABELLE SCHNITMAN

                On February 13, 2001,  the Company  received a $100,000  loan from           66,672            66,672
                Annabelle  Schnitman.  The note is  unsecured  and does not have a stated  interest  rate.  However,  the Company is required to make monthly payments of $16,666  (totaling  $200,000) on the loan. The loan was due on July 20, 2002.
                                                                                    -----------------  ---------------

                                        Total                                           $ 1,235,794         $ 534,883
                                                                                    =================  ===============

            See Accompanying Notes and Independent Auditors' Report.



                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


NOTE 13    NOTES PAYABLE, (UNRELATED PARTIES) (CONTINUED)

                 Maturities on long-term debt are as follows:

                        December 31, 2003                    $       534,883
                        December 31, 2004                             76,105
                        December 31, 2005                             84,912
                        December 31, 2006                             94,759
                        December 31,  2007 and Thereafter            445,135
                                                             ---------------

                                                             $     1,235,794

NOTE 14    ADVERTISING

          The Company expenses all advertising as incurred. Advertising expenses for the year ended December 31, 2002 and 2001 were $39,510 and $39,954, respectively.

NOTE 15    REAL ESTATE LEASE

          On May 1, 2001, the Company leased its office and warehouse facilities for five years and three months. The details on the lease are as follows:

          A. Base rentals - $7,800 per month plus operating costs with cost of living adjustments in May of each year.

          B.   Termination date - July 31, 2006

          C. Option - one option for an additional 60 month period with rent at the base rental amount plus cost of living adjustments.

          As of December 31, 2002, future minimum lease payments excluding operating expenses are as follows:

                        December 31, 2003               $       96,312
                        December 31, 2004                       96,312
                        December 31, 2005                       96,312
                        December 31, 2006                       56,182

          The rent expense for the year ended December 31, 2002 and 2001 was $107,670 and $68,930, respectively.

NOTE 16    LEGAL AND ACCOUNTING FILES

          Legal and accounting fees for the years ended December 31, 2002 and 2001 were $175,516 and $122,030, respectively.



            See Accompanying Notes and Independent Auditors' Report.

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002



NOTE 17   EMPLOYEE STOCK OPTIONS

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

          The stock subject to the Plan and issuable upon exercise of options granted under the Plan are shares of the Company's common stock, no par value, which may be either unissued, restricted or grants of options to purchase shares of common stock.

          The exercise price is the fair market value of the shares at the date of the grant of the options.

          Vesting terms of the options range from immediate to ten years.

          The Company has elected to continue to account for stock-based compensation under APB Opinion No. 25, under which no compensation expense has been recognized for stock options granted to employees at fair market value.

          A summary of the option activity for the year ended December 31, 2002, pursuant to the terms of the Plan is as follows:

                                                                                                           WEIGHTED
                                                                                      SHARES                AVERAGE
                                                                                       UNDER              EXERCISE
                                                                                      OPTION                PRICE
                                                                                   --------------         -----------
                  Options outstanding at December 31, 2001                                      0         $       .00
                        Granted                                                         1,705,000                1.54
                        Exercised                                                               0                 .00
                        Cancelled and expired                                                   0                 .00
                                                                                   --------------         -----------

                 Options outstanding at December 31, 2002                               1,705,000         $      1.54
                                                                                   ==============         ===========

            See Accompanying Notes and Independent Auditors' Report.

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


NOTE 17   EMPLOYEE STOCK OPTIONS (CONTINUED)

          1,165,003 shares are exercisable at December 31, 2002.

          Information regarding stock options outstanding as of December 31, 2002 is as follows:

                        Price range                                                      $ 1.50 -    $ 1.65
                        Weighted average exercise price                                              $ 1.54
                        Weighted average remaining contractual life                    7 years, 9 months
                        Options exercised
                        Price range                                                                   0
                        Shares                                                                        0
                        Weighted average exercise price                                               0

          The weighted  average fair value of options  granted in the year ended
          December 31, 2002 was estimated as of the date of grant using the Black-Scholes stock option pricing model, based on the following weighted average assumptions:

                        Dividend yield                                                                 0
                        Expected volatility                                                           50 %
                        Risk free interest rate                                                     5.127 %
                        Expected life                                                            5 - 10 years

          For purposes of proforma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The
          Company's proforma information follows:

          Net (loss) from continuing operations
                     As reported                                                $     (918,373)
                     Proforma                                                   $   (1,062,357)

         (Loss) per share attributable to common stock
                      As reported                                                $        (.09)
                      Proforma                                                   $        (.10)

NOTE 18    COMMON STOCK PURCHASE WARRANTS

          The following is a summary of the stock purchase warrants outstanding as of December 31, 2002:

                           Number of shares                                                           703,444
                           Price per share                                                           $   3.00
                           Expiration date                                                     June 30,  2003

            See Accompanying Notes and Independent Auditors' Report.



                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 19          MAJOR SUPPLIERS

                 For the year ended December 31, 2002, the Company purchased 43% of its products from two suppliers.

                 For the year ended December 31, 2001, the Company purchased 60% of its products from one supplier.

NOTE 20          STOCK ACQUISITION AGREEMENT

                 In May 2000, the Company entered into a stock acquisition agreement with one of the stockholders/officers of the Company who owns 395,250 shares of the Company's common stock. The stockholder can not transfer, sell, assign or otherwise dispose of his Company stock without the consent of the Company. The Company and the principal stockholder shall have an option and right of first refusal to acquire the stock at fair market value in the event the stockholder requests to dispose of his shares.

NOTE 21          REDEEMABLE COMMON STOCK

                 The Company issued 218,333 shares in full payment of two notes payable. The stock issuance was subject to an agreement that the Company's common stock must be registered with the Securities and Exchange Commission by October 1, 2002 and must be offered for sales at a price of a least $1.50 per share. If neither of these conditions are met, then the creditors may rescind the agreement by returning all or a portion of their common stock. As of the date of this report, the stockholder has not rescinded the agreement.

NOTE 22          4TH QUARTER INTERIM RESULTS OF OPERATIONS (UNAUDITED)

                           Sales                                                    $     1,136,228
                           Costs of sales                                                   415,522
                                                                                    ---------------

                           Gross profit                                                     720,706
                           Selling, general and
                             administrative expenses                                        758,281
                                                                                    ---------------

                           Operating (loss)                                                 (37,575)
                           Interest expense                                                  55,223
                                                                                    ---------------

                           (Loss)  before  corporation  income  taxes                       (92,798)
                           Corporation income taxes benefit 13,933

                           Net (loss)                                               $       106,731
                                                                                    ===============

            See Accompanying Notes and Independent Auditors' Report.
                                       F-21

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 23  SUBSEQUENT EVENT

          On February 19, 2003, Lee Kasper, the President of the Company, borrowed $500,000 from Skura Intercontinental Trading Company (Skura) and he simultaneously loaned the Company the $500,000 proceeds. The terms of the Company's loan with Lee Kasper are identical to Lee Kasper's terms with Skura as detailed below:

          1.   Interest - 3%.

          2. Payments - 36 equal monthly principal and interest payments of $14,541.

          3.   Security - deed of trust on Lee Kasper's personal residence.







            See Accompanying Notes and Independent Auditors' Report.