Form 10KSB/A
period 2002-12-31
NUTECH DIGITAL INC
filed 2003-04-10
CIK 1144347

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                 Amendment No. 1

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

                                EXPLANATORY NOTE

     This Amendment No. 1 ("Amendment No. 1") on Form 10-KSB/A to the Annual Report of NuTech Digital, Inc. on Form 10-KSB for the fiscal year ended December 31, 2002 amends the Form 10-KSB by adding to it six exhibits included on the original Exhibit List but not included in the original filing (exhibits 10.10 and 10.15).


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this amendment to its Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized on April 9, 2003.

                            NUTECH DIGITAL, INC.



                            By:  /s/ Lee Kasper
                               ------------------------------------------------
                                 Lee Kasper, President, Chief Executive Officer And Chief Financial Officer