Form 10QSB
period 2003-03-31
NUTECH DIGITAL INC
filed 2003-05-15
CIK 1144347

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2003

                                       OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        Commission file number: 000-50021

                              NuTECH DIGITAL, INC.
             (Exact name of registrant as specified in its charter)

                    California                       95-4642831

         (State or other jurisdiction of            (I.R.S. Employer
         Incorporation or organization)             Identification No.)

                               7900 Gloria Avenue
                              Van Nuys, California
                                      91406

                    (Address of principal executive offices)
                                   (Zip Code)

                                 (818) 994-3831
               (Registrant's telephone number including area code)

                                       N/A
   (Former name, former address and former fiscal year, if changed since last report)

                APPLICABLE ONLY TO ISSUERS INVOLVE IN BANKRUPTCY
                   PROCEEDINGS DURNG THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. YES [ ] NO [_]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The registrant has 10,380,169 shares of common stock, no par value, issued and outstanding as of May 9, 2003.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x]

                              NuTECH DIGITAL, INC.

                                      INDEX

                                                                          PAGE
PART I                                                                   NUMBER

Item 1 - Financial Information

         Balance Sheet for the period ended March 31, 2003                 1

         Statements of Income for the Three Months Ended                   3
         March 31, 2003 and 2002

         Statement of Stockholders' Equity for the Three Months
         Ended March 31, 2003                                              4

         Statements of Cash Flows for the Three Months Ended
         March 31, 2003 and 2002                                           5

         Notes to Financial Statements                                     7

Item 2 - Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                             22

Item 3. - Disclosure Controls and Procedures                               26

PART II

Item 1 - Legal Proceedings                                                 26

Item 2 - Changes in Securities                                             26

Item 3 - Defaults Upon Senior Securities                                   26

Item 4 - Submission of Matters to a Vote of Security Holders               26

Item 5 - Other Information                                                 26

Item 6 - Exhibits and Reports on Form 8-K                                  27

Signature Page                                                             27

Certifications                                                             28

                              NUTECH DIGITAL, INC.
                                  BALANCE SHEET
                                 MARCH 31, 2003
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS
            Cash                                     $   30,239
            Accounts receivable, net                    632,287
            Corporation income tax refund                40,669
            Inventories                                 755,901
            Royalty advances, current portion           122,000
            Prepaid expenses                              7,340
            Prepaid loan costs, current portion           3,783
                                                     ----------
           TOTAL CURRENT ASSETS                      $1,592,219

PROPERTY AND EQUIPMENT, NET OF
   ACCUMULATED DEPRECIATION                           1,846,207

OTHER ASSETS
         Prepaid public offering costs                  460,224
         Royalty advances, long-term portion            707,844
         Prepaid loan costs, long-term portion           18,683
         Deposits                                         7,800
                                                     ----------
          TOTAL OTHER ASSETS                          1,194,551
                                                     ----------
          TOTAL ASSETS                               $4,632,977
                                                     ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
         Accounts payable                                   $   952,873
         Accrued legal fees                                     252,363
         Accrued liabilities                                    184,164
         Loan payable, officer                                    5,773
         Capital leases payable, current portion                 21,318
         Notes payable, officer, current portion                351,924
         Note payable, other, current portion
                  Related parties                               153,439
                  Unrelated parties                             497,000
                                                            -----------
         TOTAL CURRENT LIABILITIES                          $ 2,418,854

LONG-TERM LIABILITIES
         Capital leases payable, long-term portion               26,006
         Notes payable, officer, long-term portion              702,744
         Notes payable, other, long-term portion
                  Unrelated entities                            682,503
                                                            -----------
         TOTAL LONG-TERM LIABILITIES                          1,411,253

REDEEMABLE COMMON STOCK                                         327,500

STOCKHOLDERS' EQUITY
         Preferred stock
            Authorized - 50,000,000 shares
            Issued and outstanding -0- shares                         0
         Common stock
            Authorized 100,000,000 shares, no par value
            Issued and outstanding - 10,380,169 shares        1,221,323
         Accumulated deficit                                   (745,953)
                                                            -----------
TOTAL STOCKHOLDERS' EQUITY                                      475,370
                                                            -----------
         TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                               $ 4,632,977
                                                            ===========

                              NUTECH DIGITAL, INC.
                              STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

                                           2003            2002
                                     ------------     ------------
SALES                                $  1,085,595     $  1,111,471
                                     ------------     ------------
COSTS OF SALES                            357,214          308,132
                                     ------------     ------------
         GROSS PROFIT                     728,381          803,339

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                634,743          883,271
                                     ------------     ------------

         OPERATING INCOME (LOSS)           93,638          (79,932)

INTEREST EXPENSE                           43,665           66,174
                                     ------------     ------------

         INCOME (LOSS) BEFORE
            OTHER INCOME                   49,973         (146,106)

OTHER INCOME
   CANCELLATION OF DEBT                    90,829                0
                                     ------------     ------------

INCOME (LOSS) BEFORE CORPORATION
   INCOME TAXES (BENEFIT)                 140,802         (146,106)

CORPORATION INCOME
   TAXES (BENEFIT)                              0          (57,426)
                                     ------------     ------------

         NET INCOME (LOSS)           $    140,802     $    (88,680)
                                     ============     ============

NET INCOME (LOSS) PER
   COMMON SHARE

   BASIC AND DILUTED                 $        .01     $       (.01)
                                     ============     ============

WEIGHTED AVERAGE NUMBER
   OF COMMON SHARES OUTSTANDING

   BASIC AND DILUTED                   10,380,169       10,097,440
                                     ============     ============

Stock warrants to purchase 703,444 shares of common stock were not included in the computation of net income (loss) per share.

                              NUTECH DIGITAL, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003
                                   (UNAUDITED)

                                       Preferred Stock                 Common Stock
                                                                                                 Accumulated
                                  Shares          Amount           Shares         Amount           Deficit           Total
BALANCE, JANUARY 1, 2003                  0     $         0      10,380,169     $ 1,221,323      $  (886,755)     $   334,568
NET INCOME FOR THE
THREE MONTHS
ENDED MARCH 31, 2003                      0               0               0               0          140,802          140,802
                                -----------     -----------     -----------     -----------      -----------      -----------
BALANCE,
    MARCH 31, 2003                        0               0      10,380,169     $ 1,221,323      $  (745,953)     $   475,370
                                ===========     ===========     ===========     ===========      ===========      ===========

                              NUTECH DIGITAL, INC.
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

                                                                      2003                   2002
                                                                   ---------              ---------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net  income (loss)                                          $ 140,802              $ (88,680)
       Adjustments to reconcile net income (loss) to net
          cash provided (used) by operating activities:
          Depreciation                                                80,798                145,299
          Cancellation of long-term debt                             (37,672)                     0
       Deferred tax assets/liabilities                                     0                (23,917)
       Changes in operating assets and liabilities:
             Accounts receivable                                    (265,558)               373,953
             Advance to officer                                            0                (16,237)
             Corporation income tax refund                                 0                (44,522)
             Inventories                                             113,650                (90,228)
             Royalty advances                                        (33,406)              (221,423)
             Prepaid expenses                                          3,679               (113,152)
             Accounts payable                                       (303,948)               328,518
             Accrued liabilities                                      39,681                (22,822)
             Corporation income taxes payable                              0                (23,987)
                                                                   ---------              ---------
         NET CASH PROVIDED (USED) BY
           OPERATING ACTIVITIES                                     (261,974)               202,802
                                                                   ---------              ---------
CASH FLOWS FROM INVESTING ACTIVITIES
       Purchases of property and equipment                           (95,688)              (201,969)
                                                                   ---------              ---------
         NET CASH (USED) BY INVESTING ACTIVITIES                           0               (201,969)
                                                                   ---------              ---------
CASH FLOWS FROM FINANCING ACTIVITIES
      Net proceeds from issuance of common stock                           0                 22,750
      Proceeds from notes payable                                    500,000                 10,000
      Repayments of notes payable                                    (87,619)               (77,996)
      Changes in loans payable, officer                              (27,709)                (4,116)
      Repayments of capital leases payable                            (6,008)                     0
                                                                   ---------              ---------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                   378,664                (49,362)
                                                                   ---------              ---------

                              NUTECH DIGITAL, INC.
                      STATEMENTS OF CASH FLOWS (CONTINUED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

                                                           2003          2002
                                                        ---------     ---------
NET INCREASE (DECREASE) IN CASH                         $  21,002     $ (48,529)
CASH BALANCE, AT BEGINNING OF PERIOD                        9,237        82,978
                                                        ---------     ---------
CASH BALANCE, AT END OF PERIOD                          $  30,239     $  34,449
                                                        =========     =========
SUPPLEMENTARY DISCLOSURE OF
   CASH FLOW INFORMATION
   CASH PAID DURING THE YEAR FOR:

       Interest                                         $  33,570     $ 101,748
                                                        =========     =========
       Taxes                                            $       0     $  30,000
                                                        =========     =========
NON-CASH INVESTING
 AND FINANCING ACTIVITIES
       Issuance of common stock for accounts
          payable, notes payable and accrued interest   $       0     $ 327,500
                                                        =========     =========
      Cancellation of debt                               $ 37,672     $       0
                                                        =========     =========

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)



     NOTE  1   GENERAL

               The accompanying unaudited interim financial statements include the accounts of NuTech Digital, Inc., a California corporation located in Van Nuys, California. These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with instructions to Form 10-QSB and Item 10 of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments
               (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on From 10-KSB for the fiscal year ended December 31, 2002. The Company is engaged in licensing and distributing general entertainment products, most of which are made available through digital versatile disc ("DVD"). The Company's products include children's animated films and video games, Karaoke software, Japanese anime and late night programming.


NOTE  2     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

               Basis  for  Presentation
               ------------------------

               The Company's financial statements have been prepared on an accrual basis of accounting in conformity with accounting principles generally accepted in the United States. These principles contemplate the realization of assets and liquidation of liabilities in the normal course of business.

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

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

NOTE 2            SUMMARY OF SIGNIFICANT ACCOUNTING POLICES
                  (CONTINUED)

                  Allowance for Doubtful Accounts

                  The allowance for doubtful accounts on accounts receivables is charged to income in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any possible losses. Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers. Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired (bankruptcy, lack of contact, account balances over one year old, etc.).

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

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

NOTE 2           SUMMARY OF SIGNIFICANT ACCOUNTING POLICES
                 (CONTINUED)

                 Accounting Estimates

                 Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles generally accepted in the United States. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used.

                 Revenue Recognition

                 The Company recognizes revenue from product sales when the goods are shipped and title passes to customers.

                 Disclosure About Fair Value of Financial Instruments

                 The Company has financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at March 31, 2003 as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

NOTE 2           SUMMARY OF SIGNIFICANT ACCOUNTING POLICES
                 (CONTINUED)

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

                 Shipping and Handling Costs

                 The Company's policy is to classify shipping and handling costs as part of selling, general and administrative costs in the statements of operations. These costs for the three months ended March 31, 2003 and 2002 amounted to $17,614 and $28,476, respectively.

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

NOTE 3           ACCOUNTS RECEIVABLE

                 A summary of accounts receivable and allowance for doubtful accounts is as follows:

                           Accounts receivable                 $  647,287
                           Allowance for doubtful accounts         15,000
                                                              -----------
                           Net accounts receivable             $  632,287
                                                               ==========

NOTE 4          INVENTORIES

                The inventories are comprised of completed DVDs and Karoake CDs.

NOTE 5          ADVANCE ROYALTIES

                 The Company has acquired the licensing, manufacturing and distribution rights to various movies from the owners of the titles. The Company pays royalties from 20% - 30% of the net sales proceeds. Royalty costs for the nine months ended March 31, 2003 and 2002 were $57,372 and $97,394, respectively.

NOTE 6           PROPERTY AND EQUIPMENT

                 Property and equipment and accumulated depreciation consists of:

                    Completed masters                            $4,097,279
                    Masters in process                               91,826
                    Office furniture and equipment                  109,417
                    Computer equipment                              192,648
                    Computer software                                48,801
                    Warehouse equipment                             121,850
                    Trade show equipment                             25,855
                    Leasehold improvements                          112,041
                                                               ------------
                                                                  4,799,717

                               Less accumulated depreciation      2,953,510
                                                               ------------

                                                                $ 1,846,207

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

NOTE 7            ACCOUNTS PAYABLE

                  Accounts payable consists of the following:

                           Advanced Media Post           $      126,241
                           U-Tech Media Corporation             296,756
                           Other                                529,876
                                                         --------------
                                                         $      952,873

NOTE 8            INCOME TAXES

                  A reconciliation of the provision for income taxes compared with the amounts at U.S. federal statutory rates is as follows:

                           Tax at U.S. federal statutory income tax rates             $ 54,427

                           Less availability of net operating loss carryforward         54,427
                                                                                      --------

                           Tax Provision                                              $      0
                                                                                      ========

                 Summary of valuation allowance:

                             Balance at January 1, 2003                             $   361,027

                             Reduction  for the three months
                             ended March 31, 2003                                        54,427
                                                                                    -----------

                             Valuation allowance  at March 31, 2003                  $  306,600
                                                                                     ==========

                  Realization of the net deferred tax assets is dependent on future reversals of existing taxable temporary differences and adequate future taxable income, exclusive of reversing temporary differences and carryforwards.

NOTE 9            LOAN PAYABLE, OFFICER

                  Periodically, the President of the Company will advance the Company funds to pay corporation obligations. The balance due to the officer is payable on demand and is unsecured. The loan balance at March 31, 2003 was $5,773.

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

NOTE 10    CAPITAL LEASES PAYABLE

                  The Company has two capital leases for computer hardware and software. The leases are for 36 months with monthly rentals of $2,353 plus taxes, including interest at 13.2% and 14.2%. Future minimum lease payments on the leases are as follows:

                           March 31, 2004                        $      30,636
                           March 31, 2005                               30,636
                           March 31, 2006                                6,695
                                                                 -------------
                                                                        67,967
                           Less amount representing interest            20,643
                                                                 -------------
                           Present value of future minimum
                           lease payments                               47,324
                           Less current portion                         21,318
                                                                 -------------
                           Long-term portion                     $      26,006
                                                                 =============

NOTE 11     NOTES PAYABLE, OFFICER

            On November 7, 2000, U.S. Bank, N.A. loaned the President of the Company $640,000, which was used to pay-off the Corporation's line of credit to U.S. Bank, N.A.

            The terms of the loan from the President are the same as the terms of the loan from U.S. Bank, N.A. to the President, as follows:

            1.    The Corporation guaranteed the President's loan to the bank.
            2.    Security - all of the Corporation's assets.
            3.    Interest - prime plus 3% (7.25% at March 31, 2003)
            4. Twenty-nine monthly payments of $21,333 beginning December 15, 2002, plus a final payment equal to all unpaid principal on May 15, 2005, the maturity date.
            5.    Principal balance at March 31, 2003 is $ 554,668

            On February 19, 2003, the President of the Company received a $500,000 loan from Skura Intercontinental Trading Company and loaned the $500,000 proceeds to the Corporation. The terms of the loan are the same as the terms of the loan from Skura Intercontinental Trading Company to the President as follows:

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

NOTE 11     NOTES PAYABLE, OFFICER (CONTINUED)

            1. The loan is secured by a deed of trust on the President's personal residence.
            2.    Interest - 3%
            3. Thirty-six monthly payments of principal and interest in the amount of $14,541.
            4.    Principal balance at March 31, 2003 is       $      500,000
                                                               --------------
                                                               $    1,054,668
                                                               ==============

          Future minimum principal payments on the note are as follows:

                  March 31, 2004                               $       351,924
                  March 31, 2005                                       404,584
                  March 31, 2006                                       283,656
                  March 31, 2007                                        14,504
                                                               ---------------
                                                               $     1,054,668
                                                               ===============
NOTE 12    NOTES PAYABLE, OTHER (RELATED PARTIES)

                                                                                                    Current
                                                                                   Total            Portion
                                                                                 --------          ---------
           ELYNOR KASPER (MOTHER OF THE PRESIDENT OF THE COMPANY)                $ 60,000          $  60,000
           Unsecured, 10% note with no due date.

           JOE GIARMO (AN OFFICER OF THE COMPANY)                                  75,000             75,000
           The Company is  required  to repay this loan on a monthly  basis determined  by paying $0.25 for each VHS or DVD sold pursuant to the KSS Inc. license until $120,000 is repaid.

           OTHER NOTES

           The  Company  has  three  loans  from  children  of the  principal
           stockholder.  The loans are  unsecured,  bear interest at 7%            18,439             18,439
           and are payable on demand.

                        Total                                                    $153,439          $ 153,439
                                                                                 ========          =========

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

NOTE 13    NOTES PAYABLE, OTHER (UNRELATED PARTIES)

                                                                                                         Current
                                                                                            Total        Portion
                                                                                          ---------     ---------
                RITEK CORP                                                                $ 400,000     $ 400,000

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

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

NOTE 13         NOTES PAYABLE, OTHER (UNRELATED PARTIES) (CONTINUED)

                SMALL BUSINESS ADMINISTRATION
                LOAN AND COMERICA BANK LOAN                                                 750,503            68,000

                On July 12, 2000, the Company received a $900,000 Small Business
                Administration loan with Comerica Bank  participation.  The loan requires  monthly payments of $10,408  including  interest at 2%
                over prime. The loan is secured by all assets of the Company and
                the  major   stockholder's   personal   residence  and  personal
                guaranty.  The loan matures on July 12, 2010. Effective interest rate at March 31, 2003 was 6.25%.

                ANNABELLE SCHNITMAN                                                          29,000            29,000

                On February 13, 2001,  the Company  received a $100,000  loan from
                Annabelle  Schnitman.  The note is  unsecured  and does not have a stated  interest  rate.  However,  the Company is required to make monthly payments of $16,666  (totaling  $200,000) on the loan. The loan was due on July 20, 2002 and was amended in March 2003.
                                                                                        -----------        ----------
                                        Total                                           $ 1,179,503        $  497,000
                                                                                        ===========        ==========

                 Maturities on long-term debt are as follows:

                        March 31, 2004                                                                     $  499,104
                        March 31, 2005                                                                         78,217
                        March 31, 2006                                                                         87,268
                        March 31, 2007                                                                         97,367
                        December 31, 2008 and Thereafter                                                      417,547
                                                                                                           ----------
                           Total                                                                           $1,179,503

NOTE 14          ADVERTISING

                 The Company expenses all advertising as incurred. Advertising expenses for the three months ended March 31, 2003 and 2002 were $1,300 and $29,915, respectively.

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

NOTE 15     REAL ESTATE LEASE

            On May 1, 2001, the Company leased its office and warehouse facilities for five years and three months. The details on the lease are as follows:

                  A. Base rentals - $7,800 per month plus operating costs with cost of living adjustments in May of each year.

                  B.    Termination date - July 31, 2006

                  C. Option - one option for an additional 60 month period with rent at the base rental amount plus cost of living adjustments.

            As of March 31, 2003, future minimum lease payments excluding operating expenses are as follows:

                        March 31, 2004           $      96,312
                        March 31, 2005                  96,312
                        March 31, 2006                  96,312
                        March 31, 2007                  32,104

            The rent expense for the three months ended March 31, 2003 and 2002 was $27,367 and $26,426, respectively.

NOTE 16     EMPLOYEE STOCK OPTIONS

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

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

NOTE 16     EMPLOYEE STOCK OPTIONS (CONTINUED)

            The stock subject to the plan and issuable upon exercise of options granted under the plan are shares of the corporation's common stock, no par value, which may be either unissued, restricted or grants of options to purchase shares of common stock.

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

            A summary of the option activity for the three months ended March 31, 2003 pursuant to the terms of the plan is as follows:

                                                                            Weighted
                                                          Shares            Average
                                                           Under            Exercise
                                                          Option            Price
                                                       ----------         -----------
             Options outstanding at January 1, 2003     1,705,000         $      1.54
                    Granted                                     0                 .00
                    Exercised                                   0                 .00
                    Cancelled and expired                       0                 .00
                                                       ----------         -----------
             Options outstanding at March 31, 2003      1,705,000         $      1.54
                                                       ==========         ===========

            1,165,003 shares are exercisable at March 31, 2003.

            Information regarding stock options outstanding as of March 31, 2003 is as follows:

                  Price range                                     $ 1.50 -    $ 1.65
                  Weighted average exercise price                             $ 1.54
                  Weighted average remaining contractual life   7 years, 6 months
                  Options exercised

                        Price range                                                 0
                        Shares                                                      0
                        Weighted average exercise price                             0

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

NOTE 16     EMPLOYEE STOCK OPTIONS (CONTINUED)

            For purposes of proforma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's proforma information follows:

                 Net income from continuing operations
                       As reported                              $   140,802
                       Proforma                                 $    89,984

                 Income per share attributable to common stock
                      As reported                               $       .01
                      Proforma                                  $       .01

NOTE 17     COMMON STOCK PURCHASE WARRANTS

            The  following  is  a  summary  of  the  stock   purchase   warrants
            outstanding as of March 31, 2003:

                           Number of shares                       703,444
                           Price per share                       $   3.00
                           Expiration date                       June 30, 2003

NOTE 18     MAJOR CUSTOMERS

            For the three months ended March 31, 2003, the Company had two customers that accounted for 36.5% and 13.6% of its revenue. For the three months ended March 31, 2002, the Company had one customer whose sales were 10% of the total revenue.

NOTE 19     MAJOR SUPPLIERS

            For the three months ended March 31, 2003, the Company purchased 59.5% of its products from two suppliers.

            For the three months ended March 31, 2002, the Company purchased 72% of its products from three suppliers.

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

NOTE 20     REDEEMABLE COMMON STOCK

            The Company issued 218,333 shares in full payment of two notes payable. The stock issuance was subject to an agreement that the Company's common stock must be registered with the Securities and Exchange Commission by October 1, 2002 and must be offered for sales at a price of a least $1.50 per share. If neither of these conditions are met, then the creditors may rescind the agreement by returning all or a portion of their common stock. As of the date of this report, the stockholders have not rescinded the agreement.

PART 1 - ITEM 2

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

      In addition to historical information, this Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, competitive pressures, changes in technology that may render our products less desirable or obsolete, changes in the economy that would leave less disposable income to be allocated to entertainment, the loss of any member of our management team, the loss of certain key customers, and other factors over which we have no control. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Quarterly Report. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document. You should carefully review the risk factors described in other documents we file from time to time with the SEC.

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

Critical Accounting Policies and Estimates

      In consultation with our Board of Directors, we have identified eight accounting principles that we believe are key to an understanding of our financial statements. These important accounting policies require management's most difficult, subjective judgments.

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

Property and Equipment

         Property and equipment are stated at cost.

Revenue Recognition

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

Employee Stock Options

      We account for stock-based compensation under APB Opinion No. 25, under which no compensation expense has been recognized for stock options.

Results of Operations

      We believe that consumers are using, and will continue to use, their discretionary income to build their film libraries, as they do with music and books. According to industry sources, worldwide revenue from DVD sales went from $18.4 million in 1999 (the first full year for which DVD statistics were recorded) to $502.7 million in 2002, of which $405.4 million came from sell-though retailers. We also believe that the audience for anime will continue to grow worldwide, and that our investment in anime is well-timed.

      Our liquidity has been negatively impacted by the decline in sales revenues we experienced during the fiscal year ended December 31, 2002 and are continuing to experience now. We attribute this decline in revenues primarily to the general decline in the economy of the United States, which we believe has driven down discretionary spending by consumers. Because of the decline in our revenues, we were unable to license or otherwise acquire a significant number of new anime titles, which are costly to obtain. This, in turn, further contributed to a decline in sales.

      With the exception of the licenses we will acquire, we have not made any material commitments for capital expenditures in the immediate future. While we believe that DVD products and anime will continue to grow in popularity worldwide, the persistent poor economic conditions in the United States may continue to have a significant adverse impact on our revenues from sales.

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

      Our revenues from operations for the three months ended March 31, 2003 were $1,085,595 as compared to revenues of $1,111,471 for the three months ended March 31 2002, a decrease of $25,876 or approximately 2.3%. This decrease in revenues was due to a decrease in sales. We attribute the decrease in sales to continued weak economic conditions.

      Our gross profit from operations for the three months ended March 31, 2003 decreased by $74,958 to $728,381 as compared to $803,339 for the three months ended March 31, 2002. Our gross margin for the three months ended March 31, 2003 was approximately 67.1%, as compared to approximately 72.3% for the three months ended March 31, 2002. The decrease in gross margin resulted from discounts on products given to certain of our distributors and the liquidation of products in VHS format at discounted prices.

      Selling, general and administrative costs decreased by $248,528, to $634,743 for the three months ended March 31, 2003, as compared to $883,271 for the three month period ended March 31, 2002, approximately a 28.1% decrease. This decrease is attributable to a cost savings program implemented by management during the three months ended March 31, 2003 which included a reduction in personnel, a reduction in advertising and promotion and reduced use of computer consultants. Reduced sales also contributed to the decrease in selling, general and administrative costs, because our royalty payments decreased.

     Interest expense decreased by $22,509 in the three month period ended March 31, 2003, to $43,665, as compared to $66,174 in the three month period ended March 31, 2002. This decrease was primarily due to the repayment of a portion of the Company's debt.

     We recorded net income of $140,802 in the three month period ended March 31, 2003 as compared to a net loss of $88,680 in the three month period ended March 31, 2002. Net income consisted of $49,973 that we realized as a result of our cost containment efforts and $90,829 in cancellation of debt.

Liquidity and Capital Resources

      To date, we have financed our operations with cash from our operating activities, a bank line of credit, a loan from the Small Business
Administration, various loans from individuals and a private offering of our common stock.

      Until November 2002, we had a bank line of credit in the amount of $650,000 with U.S. Bank, N.A. Interest on the line of credit accrued at the rate of 1.75% over prime. We made monthly interest payments of approximately $3,600. Our agreement with U.S. Bank, N.A. required us to comply with stringent financial covenants, including debt to equity ratios, a tangible net worth covenant and a working capital covenant. We breached these covenants, and U.S. Bank, N.A. asked us to make arrangements to pay the line of credit in full. In November 2002, U.S. Bank, N.A. agreed to make a loan in the amount of $640,000 to Lee Kasper, our President, who used the proceeds to pay-off our line of credit. The loan to Mr. Kasper requires 30 monthly payments of $21,000 plus interest at 3% over prime. The Company pledged all of its assets as collateral for repayment of the loan and has guaranteed repayment of the loan.

      The principal amount of the loan we received through the Small Business Administration is $900,000. Interest is adjusted at least once per year. The interest rate is 2% above the prime rate. The loan has a 10-year term. We make monthly payments of principal and interest in the amount of $10,408.

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

      During the three month period ended March 31, 2003, net cash used by operating activities was $261,974 as compared to net cash provided by operating activities of $202,802 during the three month period ended March 31, 2002. For the three month period ended March 31, 2003, cash was used by operating activities due to the increase of outstanding trade accounts receivable and the paydown of trade accounts payable from the proceeds of the note payable discussed below. For the three month period ended March 31, 2002, cash was provided by operating activities due to decreases in trade accounts receivable and delays in paying our trade vendors due to the losses experienced in the quarter.

     During the three month period ended March 31, 2003, net cash used by investing activities was $95,688 as compared to $201,969 for the three month period ended March 31, 2002. Cash used by investing activities during the three month period ended March 31, 2002 was used principally for the acquisition of property and equipment.

      Net cash provided by financing activities was $378,664 during the three months ended March 31, 2003 as compared to net cash used by financing activities of $49,362 for the three months ended March 31, 2002. The 2003 amount is attributable to a loan from our President and majority shareholder, Mr. Lee Kasper, in the amount of $500,000. The 2002 amount is attributable to the repayment of certain loans.

ITEM 3.  DISCLOSURE CONTROLS AND PROCEDURES

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

PART II - ITEM 1  LEGAL PROCEEDINGS

Not Applicable

PART II - ITEM 2  CHANGES IN SECURITIES AND USE OF PROCEEDS

Not Applicable

PART II - ITEM 3  DEFAULTS UPON SENIOR SECURITIES

Not Applicable

PART II - ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

PART II - ITEM 5  OTHER INFORMATION

Not applicable

PART II - ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

3.1   Certificate of Incorporation, as amended(1)

3.2   By-laws, as amended(1)

99    Certification Pursuant to 18 U.S.C. Section 1850 as Adopted Pursuant to
      Section 906 of the Sarbanes Oxley Act of 2002(2)

(1) Incorporated by reference from the Company's Registration Statement on Form SB-2 filed on May 17, 2002, as amended.

(2) Filed herewith.

Form 8-K

On January 22, 2003 the Company filed a Form 8-K reporting that it had retained Farber & Hass LLP as its independent auditor.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 14, 2003

                             NuTECH DIGITAL, INC.

                             By: /s/   Lee Kasper
                                ------------------------------------------------
                             Lee Kasper
                             President, Chief Financial Officer and
                             Duly Authorized Officer
                             (Principal accounting and financial officer
                             for the quarter)

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                       PURSUANT TO RULES 13a-14 AND 15d-14
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      I, Lee Kasper, President and Chief Financial Officer of NuTech Digital, Inc., certify that:

      I have reviewed this quarterly report on Form 10-QSB of NuTech Digital, Inc.

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

      I have evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report; and

      I have presented in the report my conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of that date.

      I have disclosed to the Company's auditors and to the audit committee of the board of directors (or persons fulfilling the equivalent function):

      (i) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

      (ii) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

      I have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  May 14, 2003
                                   /s/   Lee Kasper
                                  --------------------------------------
                                  Lee Kasper
                                  President and Chief Financial Officer