Form 10QSB
period 2003-06-30
NUTECH DIGITAL INC
filed 2003-08-01
CIK 1144347

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2003

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number: 000-50021


                              NuTECH DIGITAL, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   California                         95-4642831
                   ----------                         ----------
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

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURNG THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. YES [ ] NO [_]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The registrant has 11,080,169 shares of common stock, no par value, issued and outstanding as of July 30, 2003.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [ x ]

                              NuTECH DIGITAL, INC.

                                      INDEX



PART I                                                                         PAGE
                                                                              NUMBER
                                                                              ------

Item 1 - Financial Information
         Balance Sheet for the period ended June 30, 2003                     1 - 2

         Statements of Income for the Three and Six Months Ended
         June 30, 2003 and 2002                                                3

         Statement of Stockholders' Equity for the Six Months
         Ended June 30, 2003                                                   4

         Statements of Cash Flows for the Six Months Ended
         June 30, 2003 and 2002                                               5 - 6

         Notes to Financial Statements                                        7 - 20

Item 2 - Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                           21 - 26

Item 3. - Disclosure Controls and Procedures                                  26

PART II

Item 1 - Legal Proceedings                                                    26

Item 2 - Changes in Securities                                                27

Item 3 - Defaults Upon Senior Securities                                      27

Item 4 - Submission of Matters to a Vote of Security Holders                  27

Item 5 - Other Information                                                    27

Item 6 - Exhibits and Reports on Form 8-K                                     27

Signature Page

                              NUTECH DIGITAL, INC.
                                  BALANCE SHEET
                                  JUNE 30, 2003
                                   (UNAUDITED)


                                     ASSETS


CURRENT ASSETS
         Cash and Cash Equivalents                         $   40,397
         Accounts receivable, net                             583,843
         Corporation income tax refund                         40,669
         Inventories                                          717,339
         Royalty advances, current portion                    366,000
         Prepaid expenses                                      41,355
      Prepaid loan costs, current portion                       3,783
                                                           ----------

           TOTAL CURRENT ASSETS                            $1,793,386


PROPERTY AND EQUIPMENT, NET OF
   ACCUMULATED DEPRECIATION                                 1,948,818

OTHER ASSETS
      Prepaid public offering costs                           350,870
                  Royalty advances, long-term portion         476,567
         Prepaid loan costs, long-term portion                 17,737
         Deposits                                               7,800
                                                           ----------





          TOTAL OTHER ASSETS                                  852,974
                                                           ----------


          TOTAL ASSETS                                     $4,595,178
                                                           ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
      Accounts payable                                   $   992,268
      Customer deposits                                       92,552
      Accrued liabilities                                    173,650
      Capital leases payable, current portion                 21,318
      Notes payable, officer, current portion                417,654
      Notes payable, other, current portion
         Related parties                                     130,000
         Unrelated parties                                   459,932
                                                         -----------

          TOTAL CURRENT LIABILITIES                      $ 2,287,374

LONG-TERM LIABILITIES
      Capital leases payable, long-term portion               20,433
      Notes payable, officer, long-term portion              547,272
      Notes payable, other, long-term portion
           Unrelated entities                                719,571
      Convertible promissory notes                           137,565
                                                         -----------

         TOTAL LONG-TERM LIABILITIES                       1,424,841

REDEEMABLE COMMON STOCK                                      327,500
      Issued and outstanding - 218,333 shares

STOCKHOLDERS' EQUITY
      Preferred stock
          Authorized - 50,000,000 shares
          Issued and outstanding -0- shares                        0
      Common stock
        Authorized 100,000,000 shares, no par value
        Issued and outstanding - 10,930,169 shares         1,221,323
      Accumulated deficit                                   (652,710)
                                                         -----------
                                                             568,613
      Less 35,000 shares of treasury
        stock, at cost                                        13,150
                                                         -----------

          TOTAL STOCKHOLDERS' EQUITY                         555,463
                                                         -----------

     TOTAL LIABILITIES AND
             STOCKHOLDERS' EQUITY                        $ 4,595,178
                                                         ===========

                              NUTECH DIGITAL, INC.
                              STATEMENTS OF INCOME
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

                                             Three Months Ended                   Six Months Ended
                                                  June 30,                             June 30,
                                       ------------------------------       ------------------------------
                                           2003              2002               2003              2002
                                       ------------      ------------       ------------      ------------
SALES                                  $    966,815      $  1,142,741       $  2,052,410      $  2,254,212

COSTS OF SALES                              211,896           498,591            569,110           806,723
                                       ------------      ------------       ------------      ------------

          GROSS PROFIT                      754,919           644,150          1,483,300         1,447,489

SELLING, GENERAL
  AND ADMINISTRATIVE EXPENSES               647,305         1,011,618          1,282,048         1,894,889
                                       ------------      ------------       ------------      ------------

          OPERATING INCOME (LOSS)           107,614          (367,468)           201,252          (447,400)
                                       ------------      ------------       ------------      ------------

INTEREST EXPENSE                             14,371            60,357             58,036           126,531

          INCOME (LOSS) BEFORE
             OTHER INCOME                    93,243          (427,825)           143,216          (573,931)

OTHER INCOME
     CANCELLATION OF DEBT                         0                 0             90,829                 0
                                       ------------      ------------       ------------      ------------
INCOME (LOSS) BEFORE
   CORPORATION INCOME
  TAXES (BENEFIT)                            93,243          (427,825)           234,045          (573,931)

CORPORATION INCOME
   TAXES (BENEFIT)                                0           (25,909)                 0           (31,517)
                                       ------------      ------------       ------------      ------------

         NET INCOME (LOSS)             $     93,243      $   (453,734)      $    234,045      $   (542,414)
                                       ============      ============       ============      ============
NET INCOME (LOSS) PER
   COMMON SHARE

   BASIC AND DILUTED                   $        .01      $       (.45)      $        .02      $       (.05)
                                       ============      ============       ============      ============

WEIGHTED AVERAGE
   NUMBER OF COMMON
   SHARES OUTSTANDING

   BASIC AND DILUTED                     10,380,169        10,097,440         10,380,169        10,172,994
                                       ============      ============       ============      ============



Stock warrants to purchase 703,444 shares of common stock (see Note 17) were not included in the computation of net income (loss) per share as the result would be anti-dilutive.

                              NUTECH DIGITAL, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                   (UNAUDITED)

                                        Preferred Stock                  Common Stock
                                 ----------------------------      ----------------------------
                                                                                                     Accumulated
                                    Shares          Amount           Shares           Amount            Deficit           Total
                                 -----------      -----------      -----------      -----------       -----------       -----------
BALANCE, JANUARY 1, 2003                   0      $         0       10,380,169      $ 1,221,323       $  (886,755)      $   334,568

ISSUANCE OF COMMON STOCK AS
PAYMENT OF ACCOUNTS PAYABLE                0                0          550,000           99,000                 0            99,000

ALLOCATION OF PREPAID
OFFERING COSTS                             0                0                0          (99,000)                0           (99,000)

NET INCOME FOR THE
     SIX MONTHS
     ENDED JUNE 30, 2003                   0                0                0                0           234,045           234,045
                                 -----------      -----------      -----------      -----------       -----------       -----------

BALANCE,
    JUNE 30, 2003                          0                0       10,930,169      $ 1,221,323       $  (652,710)      $   568,613
                                 ===========      ===========      ===========      ===========       ===========       ===========

                              NUTECH DIGITAL, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)


                                                                2003            2002
                                                              ---------       ---------

CASH FLOWS FROM OPERATING ACTIVITIES
       Net income (loss)                                      $ 234,045       $(542,414)
       Adjustments to reconcile net income (loss) to net
        cash provided by operating activities:
          Depreciation                                          162,415         290,455
          Cancellation of debt                                  (90,829)              0
          Common stock issued for interest                            0          37,500
       Deferred tax assets/liabilities                                0          (1,400)
       Changes in operating assets and liabilities:
          Accounts receivable                                  (226,179)        323,945
          Advance to officer                                          0         (36,339)
          Corporation income tax refund                               0         (54,474)
          Inventories                                           152,212         (64,669)
          Royalty advances                                      (46,129)       (141,081)
          Prepaid expenses                                      (19,038)       (153,076)
          Accounts payable                                     (164,659)        309,867
          Customer deposits                                      92,551          79,276
          Accrued liabilities                                    13,370         (19,488)
          Corporation income taxes payable                            0         (18,917)
                                                              ---------       ---------

       NET CASH PROVIDED BY
         OPERATING ACTIVITIES                                   107,759           9,185
                                                              ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
       Purchases of property and equipment                     (279,915)       (387,889)
                                                              ---------       ---------

       NET CASH (USED) BY INVESTING ACTIVITIES                 (279,915)       (387,889)
                                                              ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
       Bank overdraft                                                 0         137,366
       Net proceeds from issuance of common stock                     0          22,750
       Proceeds from notes payable                              500,000          25,000
       Proceeds from bank line of credit                              0         150,864
       Repayments of notes payable                             (238,471)        (35,144)
       Changes in loans payable, officer                        (33,482)         (4,116)
       Repayments of capital leases payable                     (11,581)              0
       Purchase of treasury stock                               (13,150)              0
                                                              ---------       ---------

       NET CASH PROVIDED BY FINANCING ACTIVITIES                203,316         296,720
                                                              ---------       ---------

                              NUTECH DIGITAL, INC.
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)



                                                              2003           2002
                                                           ---------      ---------
NET INCREASE (DECREASE) IN CASH                            $  31,160      $ (81,984)

CASH BALANCE, AT BEGINNING OF PERIOD                           9,237         82,978
                                                           ---------      ---------

CASH BALANCE, AT END OF PERIOD                             $  40,397      $     994
                                                           =========      =========


SUPPLEMENTARY DISCLOSURE OF
   CASH FLOW INFORMATION

   CASH PAID DURING THE YEAR FOR:

       Interest                                            $  35,676      $ 168,317
                                                           =========      =========

       Taxes                                               $       0      $  43,000
                                                           =========      =========

NON-CASH INVESTING AND FINANCING
   ACTIVITIES

       Issuance of common stock for accounts payable,
        notes payable and accrued interest                 $       0      $ 327,500
                                                           =========      =========

      Cancellation of debt                                 $  90,829      $       0
                                                           =========      =========

ALLOCATION OF PREPAID OFFERING
    COSTS TO COMMON STOCK                                  $  99,000      $       0
                                                           =========      =========

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)


NOTE 1            GENERAL

                  The accompanying unaudited interim financial statements include the accounts of NuTech Digital, Inc., a California corporation located in Van Nuys, California. These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with instructions  to Form  10-QSB and Item 10 of  Regulation  S-B.
                  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the six month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending
                  December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2002. The Company is engaged in licensing and distributing general entertainment products, most of which are made available through digital versatile disc ("DVD"). The Company's products include children's animated films and video games, Karaoke software, Japanese anime and late night programming.

  NOTE 2          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  Basis for Presentation
                  ----------------------

                  The Company's financial statements have been prepared on an accrual basis of accounting, in conformity with accounting principles generally accepted in the United States. These principles contemplate the realization of assets and liquidation of liabilities in the normal course of business.

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

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)



  NOTE 2          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  Allowance for Doubtful Accounts
                  -------------------------------

                  The allowance for doubtful accounts on accounts receivables is charged to income in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers. Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired (bankruptcy, lack of contact, account balance over one year old, etc).

                  Inventories

                  Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market.

                  Property and Equipment
                  ----------------------

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

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)



NOTE 2           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                 Disclosure About Fair Value of Financial Instruments
                 ----------------------------------------------------

                 The Company has financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at June 30, 2003 as defined in FASB 107 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

                 Net Earnings (Loss) Per Share
                 -----------------------------

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

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)



NOTE 2           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                 Income Taxes
                 ------------

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

                 Shipping and Handling Costs
                 ---------------------------

                 The Company's policy is to classify shipping and handling costs as part of selling, general and administrative costs in the statements of operations. These costs for the six months ended June 30, 2003 and 2002 amounted to $32,845 and $53,059, respectively.

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)



NOTE 3   ACCOUNTS RECEIVABLE

         A summary of accounts receivable and allowance for doubtful accounts is as follows:

         Accounts receivable                                 $ 598,843

         Allowance for doubtful accounts                       (15,000)
                                                             ---------

         Net accounts receivable                             $ 583,843
                                                             =========

         At June 30, 2003, one customer owed the Company $144,137, which was 24.7% of total accounts receivable.

NOTE 4   INVENTORIES

         The inventories are comprised of completed DVDs and Karaoke CDs.

NOTE 5   ADVANCE ROYALTIES

         The Company has acquired the licensing, manufacturing and distribution rights to various movies from the owners of the titles. The Company pays royalties from 20% - 30% of the net sales proceeds. Royalty costs for the six months ended June 30, 2003 and 2002 were $174,606 and $320,874, respectively.

NOTE 6   PROPERTY AND EQUIPMENT

         Property and equipment and accumulated depreciation consists of :

         Completed masters                                   $4,154,973
         Masters in process                                     217,093
         Office furniture and equipment                         109,417
         Computer equipment                                     193,915
         Computer software                                       48,801
         Warehouse equipment                                    121,850
         Trade show equipment                                    25,855
         Leasehold improvements                                 112,041
                                                             ----------
                                                              4,983,945
                    Less accumulated depreciation             3,035,127
                                                             ----------
                                                             $1,948,818
                                                             ==========

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)



NOTE 7   ACCOUNTS PAYABLE

         Accounts payable consists of the following:

                      U-Tech Media Corporation                 $210,684
                      Other                                     781,584
                                                               --------
                                                               $992,268
                                                               ========

NOTE 8   INCOME TAXES

         A reconciliation of the provision for income taxes compared with the amounts at U.S. federal statutory rates is as follows:

              Tax at U.S. federal statutory
                income tax rates                               $ 91,527

              Less availability of net operating
                less carryforward                                91,527
                                                               --------

                   Tax Provision                               $      0
                                                               ========

         Summary of valuation allowance:

            Valuation at January 1, 2003                       $361,027

            Reduction for the six months
               ended June 30, 2003                               91,527
                                                               --------
            Valuation allowance at June 30, 2003               $269,500
                                                               ========


         Realization of the net deferred tax assets is dependent on future reversals of existing taxable temporary differences and adequate future taxable income, exclusive of reversing temporary differences and carryforwards.

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)


NOTE 9   CAPITAL LEASES PAYABLE

         The Company has two capital leases for computer hardware and software. The leases are for 36 months with monthly rentals of $2,353 plus taxes, including interest at 13.2% and 14.2%. Future minimum lease payments on the lease are as follows:

         June 30, 2004                                          $30,636
         June 30, 2005                                           29,721
                                                                -------
                                                                 60,357
         Less amount representing interest                       18,606
                                                                -------

         Present value of future minimum
            lease payments                                       41,751
         Less current portion                                    21,318
                                                                -------

         Long-term portion                                      $20,433
                                                                =======

NOTE 10  NOTES PAYABLE, OFFICER

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

         3.  Interest - prime plus 3% (7.25% at June 30, 2003).

         4. Twenty-nine monthly principal payments of $21,333 beginning December 15, 2002, plus a final payment equal to all unpaid principal on May 15, 2005, the maturity date.

         5.  Principal balance at June 30, 2003 is                      $490,669


         On February 19, 2003, the President of the Company received a $500,000 loan from Skura Intercontinental Trading Company and loaned the $500,000 proceeds to the corporation. The terms of the loan are the same as the terms of the loan from Skura Intercontinental Trading Company to the President as follows:

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)


NOTE 10  NOTES PAYABLE, OFFICER (CONTINUED)

         1. The loan is secured by a deed of trust on the President's personal residence.

         2. Interest - 3%

         3. Thirty-six monthly payments of principal and interest in the amount of $14,541.

         4. Principal balance at June 30, 2003 is                       $474,257
                                                                        --------
                                                                        $964,926
                                                                        ========

         Future minimum principal payments on the notes are as follows:

            June 30, 2004                                               $417,654
            June 30, 2005                                                402,072
            June 30, 2006                                                145,200
                                                                        --------
                                                                        $964,926
                                                                        ========

NOTE 11  NOTES PAYABLE, OTHER (RELATED PARTIES)

                                                                                             Current
                                                                                 Total       Portion
                                                                               --------      --------
         ELYNOR KASPER (MOTHER OF THE PRESIDENT OF THE COMPANY)                $ 60,000      $ 60,000
         Unsecured,  10% note  with no due date.  The  holder of the note died in July 2003

         JOE GIARMO (AN OFFICER OF THE COMPANY)                                  70,000        70,000
         The Company is  required  to repay this loan on a monthly  basis determined  by paying $0.25 for each VHS or DVD sold pursuant to a license until $120,000 is repaid
                                                                               --------      --------
                                 Total                                         $130,000      $130,000
                                                                               ========      ========

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

NOTE 12    NOTES PAYABLE, OTHER (UNRELATED PARTIES)

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

                SMALL BUSINESS ADMINISTRATION
                LOAN AND COMERICA BANK LOAN                                                 750,503            30,932

                On July 12, 2000, the Company received a $900,000 Small Business
                Administration loan with Comerica Bank  participation.  The loan requires  monthly payments of $12,398  including  interest at 2%
                over prime. The loan is secured by all assets of the Company and
                the  major   stockholder's   personal   residence  and  personal
                guaranty.  The loan matures on July 12, 2010. Effective interest rate at June 30,  2003 was  6.25%.  In July  2003,  the  Company
                renegotiated  the loan and reduced the month payments to $6,415, including interest and extended the due date to July 14, 2018.

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
                                                                                        -----------         ---------

                                        Total                                           $ 1,179,503         $ 459,932
                                                                                        ===========         =========

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)


NOTE 12  NOTES PAYABLE, OTHER (UNRELATED PARTIES) (CONTINUED)

         Maturities on long-term debt are as follows:

                June 30, 2004                              $  459,932
                June 30, 2005                                  32,921
                June 30, 2006                                  35,039
                June 30, 2007                                  37,293
                June 30, 2008 and thereafter                  614,318
                                                           ----------

                                Total                      $1,179,503
                                                           ==========

NOTE 13  CONVERTIBLE PROMISSORY NOTES

         The Company issued two convertible promissory notes with the following terms and conditions:

         A.       Unsecured

         B.       Due date July 7, 2005

         C.       Interest rate - minimum rate permitted by the Internal Revenue
                  Service

         D. Voluntary conversion - note can be converted after July 7, 2004 into common stock of the Company at a conversion price of $0.25 per share.

NOTE 14  ADVERTISING

         The Company expenses all advertising as incurred. Advertising expenses for the six months ended June 30, 2003 and 2002 were $3,826 and $37,536, respectively.

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

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)


NOTE 15    REAL ESTATE LEASE (CONTINUED)

         As of June 30, 2003, future minimum lease payments excluding operating expenses are as follows:

         June 30, 2004                                          $96,312
         June 30, 2005                                           96,312
         June 30, 2006                                           96,312

         The rent expense for the six months ended June 30, 2003 and 2002 was $54,735 and $26,426, respectively.

NOTE 16  EMPLOYEE STOCK OPTIONS

         The Board of Directors and stockholders approved the NuTech Digital, Inc. 2001 Equity Incentive Plan which permits the Board of Directors to grant, for a ten year period, both stock purchase rights and stock options. The Company has reserved 3,500,000 shares of its common stock for issuance to the directors, employees and consultants under the Plan. The Plan is administered by the Board of Directors. The administrators have the authority and discretion, subject to the provisions of the Plan, to select persons to whom stock purchase rights or options will be granted, to designate the number of shares to be covered by each option or stock purchase right, to specify the type of consideration to be paid, and to establish all other terms and conditions of each option or stock purchase right. Options granted under the Plan will not have a term that exceeds ten years from date of grant.

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

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

NOTE 16  EMPLOYEE STOCK OPTIONS (CONTINUED)

         Asummary of the option activity for the three months ended June 30, 2003, pursuant to the terms of the plan is as follows:

                                                                   Weighted
                                                     Shares Under   Average
Exercise                                               Option        Price
                                                      ---------     -------
          Options outstanding at January 1, 2003      1,705,000      $1.54
                Granted                               1,600,000        .15
                Exercised                                     0        .00
                Cancelled and expired                         0        .00
                                                      ---------

         Options outstanding at June 30, 2003         3,305,000
                                                      =========

         2,091,667 shares are exercisable at June 30, 2003.

         Information regarding stock options outstanding as of June 30, 2003 is as follows:

         Price range                                      $  .11  - $   1.65
         Weighted average exercise price                            $    .87
         Weighted average remaining contractual life       7 years, 6 months
         Options exercised
               Price range                                                 0
               Shares                                                      0
               Weighted average exercise price                             0

         For purposes of proforma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's proforma information follows:

         Net income from continuing operations
                 As reported                                $   234,045
                Proforma                                    $   124,843

         Income per share attributable to common stock
              As reported                                   $       .02
              Proforma                                      $       .01

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

NOTE 17  COMMON STOCK PURCHASE WARRANTS

         The following is a summary of the stock purchase warrants outstanding as of June 30, 2003:

         Number of shares                                           703,444
         Price per share                                             $ 3.00
         Expiration date                                      June 30, 2003

            (The expiration date was not extended past June 30, 2003)

NOTE 18  MAJOR CUSTOMERS

         For the six months ended June 30, 2003, the Company had one customer that accounted for 20% of total revenue. For the six months ended March 31, 2002, the Company had two customers whose sales were 21% of the total revenue.

NOTE 19  MAJOR SUPPLIERS

         For the six months ended June 30, 2003, the Company purchased 46% of its products from two suppliers.

         For the six months ended June 30, 2002, the Company purchased 64% of its products from three suppliers.

NOTE 20  REDEEMABLE COMMON STOCK

         In 2001 the Company issued 218,333 shares in full payment of two notes payable. The stock issuance was subject to an agreement that the Company's common stock must be registered with the Securities and Exchange Commission by October 1, 2002 and must be offered for sales at a price of a least $1.50 per share. If neither of these conditions are met, then the creditors may rescind the agreement by returning all or a portion of their common stock. As of the date of this report, the stockholders have not rescinded the agreement.

NOTE 21  CONSULTING AGREEMENT

         In April 2003, the Company entered into a consultant advisory contract with National Capital. The Company agreed to pay $15,000 for these services or 75,000 shares of the Company stock. The Company also issued the following options:

             Shares                           Price                   Term
             ------                           -----                   ----

                200,000                     $    .60                 2 Years
                300,000                         1.20                 2 Years
                400,000                         2.40                 2 Years
              1,000,000                         4.00                 2 Years

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)


NOTE 21  CONSULTING AGREEMENT (CONTINUED)

         The contract included a renewal option that expired in July 2003.

NOTE 22  SUBSEQUENT EVENTS

         2003 Consultant Stock Plan
         --------------------------

         In July 2003, the Company adopted the 2003 Consultant Stock Plan and reserved 5,000,000 shares for issuance of common stock to consultants for the Company. The shares will be issued at the fair market value on the date the shares are awarded.

         Issuance of Common Stock Under 2003 Consultant Stock Plan
         ---------------------------------------------------------

         On July 3, 2003, the Company issued 75,000 shares of common stock in payment for an eighteen month consulting agreement for Edgar filing services.

         On July 2, 2003, the Company entered a one year consulting services contract for equity research services. The Company agreed to issue 250,000 shares of its common stock plus an additional future issuance 50,000 shares.

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

Critical Accounting Policies and Estimates

         In consultation with our Board of Directors, we have identified the following eight accounting principles that we believe are key to an understanding of our financial statements. These important accounting policies require management's most difficult, subjective judgments.

Accounts Receivable
-------------------

         Accounts receivable are reported at the customers' outstanding balances less any allowance for doubtful accounts. Interest is not accrued on overdue balances.

Allowance for Doubtful Accounts
-------------------------------

         The allowance for doubtful accounts on accounts receivables is charged to income in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses.

Inventories
-----------

         Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market.

Property and Equipment
----------------------

         Property and equipment are stated at cost.

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

Employee Stock Options
----------------------

         We account for stock-based compensation under APB Opinion NO. 25, under which no compensation expense has been recognized for stock options.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

         Our revenues from operations for the six months ended June 30, 2003 were $2,052,410 as compared to revenues of $2,254,212 for the six months ended June 30, 2003, a decrease of $201,802 or approximately 9%. This decrease in revenues was due to a decrease in sales. We attribute the decrease in sales to continued weak economic conditions.

         Our gross profit from operations for the six months ended June 30, 2003 increased by $35,811 to $1,483,300 as compared to $1,447,489 for the six months ended June 30, 2002. Our gross margin for the six months ended June 30, 2003 was approximately 72%, as compared to approximately 64% for the six months ended June 30, 2002. The increase in gross margin resulted from our renegotiation of agreements with some of our vendors that reduced our per unit costs and from establishing a new pricing policy that is based on the volume of sales per customer.

         Selling, general and administrative costs decreased by $612,841 to $1,282,048 for the six month period ended June 30, 2003, as compared to $1,894,889 for the six month period ended June 30, 2002, approximately a 32% decrease. This decrease is attributable to a cost savings program implemented by management during the first quarter of the fiscal year that included a reduction in personnel, a reduction in advertising and promotion, and reduced use of computer consultants. Reduced sales also contributed to the decrease in selling, general and administrative costs, because our royalty payments decreased.

         Interest expense decreased by $68,495 in the six month period ended June 30, 2003, to $58,036, as compared to $126,531 in the six month period ended June 30, 2002. This decrease was primarily due to the repayment of a portion of the Company's debt and to the restructuring of our loan from the Small Business Administration.

         We recorded net income of $234,045 in the six month period ended June 30, 2003, as compared to a net loss of $542,414 in the six month period ended June 30, 2002. The improvement in net income was primarily the result of our cost containment efforts and $90,829 in cancellation of debt.

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

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

         Our revenues from operations for the three months ended June 30, 2003 were $966,815 as compared to revenues of $1,142,741 for the three months ended June 30, 2002, a decrease of $175,926 or approximately 15%. This decrease in revenues was due to a decrease in sales. We attribute the decrease in sales to continued weak economic conditions.

         Our gross profit from operations for the three months ended June 30, 2003 increased by $110,769 to $754,919 as compared to $644,150 for the three months ended June 30, 2002. Our gross margin for the three months ended June 30, 2003 was approximately 78%, as compared to approximately 56% for the three months ended June 30, 2002. The increase in gross margin resulted from our renegotiation of agreements with some of our vendors that reduced our per unit costs and from establishing a new pricing policy that is based on the volume of sales per customer.

         Selling, general and administrative costs decreased by $364,313 to $647,305 for the three month period ended June 30, 2003, as compared to $1,011,618 for the three month period ended June 30, 2002, approximately a 36% decrease. This decrease is attributable to a cost savings program implemented by management during the first quarter of the fiscal year, which included a reduction in personnel, a reduction in advertising and promotion, and reduced use of computer consultants. Reduced sales also contributed to the decrease in selling, general and administrative costs, because our royalty payments decreased.

         Interest expense decreased by $45,986 in the three month period ended June 30, 2003, to $14,371, as compared to $60,357 in the three month period ended June 30, 2002. This decrease was primarily due to the repayment of a portion of the Company's debt and to the restructuring of our loan from the Small Business Administration.

         We recorded net income of $93,243 in the three month period ended June 30, 2003 as compared to a net loss of $453,734 in the three month period ended June 30, 2002. The improvement in net income was primarily the result of our cost containment efforts and cancellation of debt.

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

         The principal amount of the loan we received through the Small Business Administration is $900,000. Interest is adjusted at least once per year. The interest rate is 2% above the prime rate. The loan has a 10-year term. We make monthly payments of principal and interest in the amount of $10,408. In July 2003, we renegotiated the loan and reduced the monthly payments to $6,415, including interest, and extended the due date to July 14, 2008.

         We are committed to the payment of royalties ranging from 20% to 30% on specific royalty contracts.

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

         During the six months ended June 30, 2003, net cash provided by operating activities was $107,759. Cash was provided by net profits, reduction in inventories, customer deposits and an increase in accrued liabilities. Cash was used by operations by increases in accounts receivable, advance royalties, prepaid expenses and reductions in accounts payable.

         During the six months ended June 30, 2002, net cash provided by operating activities was $9,185. Cash was provided by reductions in accounts receivable. Cash was used by operations to finance our net loss, to pay officers, to purchase inventory, to pay royalty advances, to prepay expenses and to reduce our accounts payable and our accrued liabilities.

         During the six month period ended June 30, 2003, net cash used by investing activities was $279,915 as compared to $387,889 for the six month period ended June 30, 2002. Cash used by investing activities was used principally for the acquisition of property and equipment.

         Net cash provided by financing activities was $203,316 for the six months ended June 30, 2003 as compared to $296,720 provided during the six months ended June 30, 2002. For the six months ended June 30, 2003, we received $500,000 from the proceeds of a new loan. During this period we used cash to reduce our debt in the amount of $283,534 and to purchase shares of our common stock for a total price of $13,150. For the six months ended June 30, 2002 we received funds totaling $185,116 from sales of our common stock, from the proceeds of various loans and from a bank overdraft. Funds were used to repay a loan to a corporate officer and for payments on capital leases.

ITEM 3.  DISCLOSURE CONTROLS AND PROCEDURES

         As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer (who is also the Company's Chief Financial Officer) of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The evaluation was undertaken in consultation with the Company's accounting personnel. Based on that evaluation, the President and Chief Executive Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

Not Applicable

PART II - ITEM 3  DEFAULTS UPON SENIOR SECURITIES

Not Applicable

PART II - ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Stockholder Meeting was held on July 11, 2003. There were two proposals voted on by the stockholders. The first proposal was for the election of directors. The results of this proposal were as follows:

------------------------------------- ---------------- ----------------- ----------------------
Nominee Name                          Votes For        Votes Against     Votes Withheld
------------------------------------- ---------------- ----------------- ----------------------
Lee Kasper                               8,896,109          16,666                 0
------------------------------------- ---------------- ----------------- ----------------------
Joseph Giarmo                            8,896,109          16,666                 0
------------------------------------- ---------------- ----------------- ----------------------
Yegia Eli Aramyan                        8,896,109          16,666                 0
------------------------------------- ---------------- ----------------- ----------------------
Jay S. Hergott                           8,896,109          16,666                 0
------------------------------------- ---------------- ----------------- ----------------------

The second proposal was for the confirmation of our auditors, Farber & Hass LLP. There were 8,896,109 votes cast in favor of the proposal and 16,666 votes cast against.

PART II - ITEM 5  OTHER INFORMATION

Not applicable

PART II - ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

3.1      Certificate of Incorporation, as amended (1)

3.2      By-laws, as amended (1)

31       Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (2)

32 Certification Pursuant to Section 1350 of Title 18 of the United States Code (2)

(1) Incorporated by reference from the Company's Registration Statement on Form SB-2 filed on May 17, 2002, as amended.

(2) Filed herewith.

Form 8-K

Not applicable

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 1, 2003
                                NuTECH DIGITAL, INC.



                                By: /s/ Lee Kasper
                                    ---------------------------------------
                                    President, Chief Financial Officer and
                                    Duly Authorized Officer
                                    (Principal accounting and financial officer
                                    for the quarter)