Form 10QSB
period 2003-09-30
NUTECH DIGITAL INC
filed 2003-11-14
CIK 1144347

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2003

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The registrant has 12,453,978 shares of common stock, no par value, issued and outstanding as of November 13, 2003.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [ x ]

                              NuTECH DIGITAL, INC.

                                      INDEX


                                                                                     PAGE
PART I                                                                               NUMBER
Item 1 - Financial Information

            Balance Sheet for the period ended September 30, 2003                     1 - 2

            Statements of Income for the Three and Nine Months Ended
            September 30, 2003 and 2002                                                 3

            Statement of Stockholders' Equity for the Nine Months
            Ended September 30, 2003                                                    4

            Statements of Cash Flows for the Nine Months Ended
            September 30, 2003 and 2002                                              5 - 6

            Notes to Financial Statements                                            7 - 20

Item 2 - Management's Discussion and Analysis of Financial Condition and
                 Results of Operations                                               21 - 26

Item 3. - Disclosure Controls and Procedures                                            26

PART II

Item 1 - Legal Proceedings                                                              26

Item 2 - Changes in Securities                                                          27

Item 3 - Defaults Upon Senior Securities                                                27

Item 4 - Submission of Matters to a Vote of Security Holders                            27

Item 5 - Other Information                                                              27

Item 6 - Exhibits and Reports on Form 8-K                                               27

Signature Page


                              NUTECH DIGITAL, INC.
                                  BALANCE SHEET
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)


                                     ASSETS


CURRENT ASSETS
        Cash ................................................         $  212,150
        Accounts receivable, net ............................            785,452
        Advances to employees ...............................              1,200
        Inventories .........................................            679,501
        Royalty advances, current portion ...................            250,000
        Prepaid expenses, current portion ...................             62,093
                                                                      ----------

           TOTAL CURRENT ASSETS .............................         $1,990,396

PROPERTY AND EQUIPMENT, NET OF
   ACCUMULATED DEPRECIATION .................................          1,518,750

OTHER ASSETS
        Prepaid public offering costs .......................            139,445
        Royalty advances, long-term portion .................          1,213,394
        Prepaid expenses, long-term portion .................             30,784
        Deposits ............................................              7,800
                                                                      ----------





          TOTAL OTHER ASSETS ................................          1,391,423
                                                                      ----------





          TOTAL ASSETS ......................................         $4,900,569
                                                                      ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
        Accounts payable ................................   $   713,420
        Customer deposits ...............................       142,907
        Accrued liabilities .............................       129,174
        Loan payable, officer ...........................        34,293
        Capital leases payable, current portion .........        30,396
        Notes payable, related parties, current portion .       717,449
        Notes payable, other, current portion ...........       703,327
                                                            -----------

          TOTAL CURRENT LIABILITIES .....................   $ 2,470,966

LONG-TERM LIABILITIES
       Capital leases payable, long-term portion ........         8,158
        Notes payable, related parties, long-term portion       672,414
        Notes payable, other, long-term portion .........       438,532
        Convertible promissory notes ....................       137,565
                                                            -----------

            TOTAL LONG-TERM LIABILITIES .................     1,256,669

REDEEMABLE COMMON STOCK .................................       327,500

STOCKHOLDERS' EQUITY
       Preferred stock
          Authorized - 50,000,000 shares
          Issued and outstanding -0- shares .............             0
       Common stock
           Authorized 100,000,000 shares, no par value
           Issued and outstanding - 12,180,169 shares ...     1,221,323
       Accumulated deficit ..............................      (362,739)
                                                            -----------
                                                                858,584
        Less 35,000 shares of treasury
           stock, at cost ...............................       (13,150)
                                                            -----------

          TOTAL STOCKHOLDERS' EQUITY ....................       845,434
                                                            -----------

     TOTAL LIABILITIES AND
             STOCKHOLDERS' EQUITY .......................   $ 4,900,569
                                                            ===========

                              NUTECH DIGITAL, INC.
                              STATEMENTS OF INCOME
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

                                          Three Months Ended           Nine Months Ended
                                             September 30,                 September 30,
                                    ----------------------------    ----------------------------
                                       2003            2002            2003           2002
                                    ------------    ------------    ------------   -------------

SALES ...........................   $    956,981    $    902,070    $  3,009,391    $  3,156,282

COSTS OF SALES ..................        320,454         180,965         889,564         987,688
                                    -------------   ------------    -------------  -------------

          GROSS PROFIT ..........        636,527         721,105       2,119,827       2,168,594

SELLING, GENERAL
  AND ADMINISTRATIVE EXPENSES ...        689,177         959,044       1,971,225       2,853,933
                                    -------------   ------------    -------------  -------------

          OPERATING INCOME (LOSS)        (52,650)       (237,939)        148,602        (685,339)

INTEREST EXPENSE ................         56,812          32,930         114,848         159,461
                                    -------------   ------------    -------------  -------------

          INCOME (LOSS) BEFORE
             OTHER INCOME .......       (109,462)       (270,869)         33,754        (844,800)

OTHER INCOME
     COST RECOVERY, KSS CONTRACT         320,394               0         320,394               0
     CANCELLATION OF DEBT .......         79,039               0         169,868               0
                                    -------------   ------------    -------------  -------------
INCOME (LOSS) BEFORE
   CORPORATION INCOME
  TAXES (BENEFIT) ...............        289,971        (270,869)        524,016        (844,800)

CORPORATION INCOME
   TAXES (BENEFIT) ..............              0          (1,641)              0         (33,158)
                                    -------------   ------------    -------------  -------------

            NET INCOME (LOSS) ...   $    289,971    $   (269,228)   $    524,016   $    (811,642)
                                    =============   ============    =============  =============
NET INCOME (LOSS) PER
   COMMON SHARE

   BASIC ........................   $        .02    $       (.03)   $        .05   $        (.08)
                                    =============   ============    =============  =============

   DILUTED ......................   $        .02    $       (.03)   $        .05   $        (.08)
                                    ============    ============    =============  =============

WEIGHTED AVERAGE
   NUMBER OF COMMON
   SHARES OUTSTANDING

   BASIC ........................     11,669,752      10,198,179      10,707,252      10,198,179
                                    ============    ============    =============  =============

   DILUTED ......................     12,716,875      10,198,179      11,245,302      10,198,179
                                    ============    ============    =============  =============

                              NUTECH DIGITAL, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                   (UNAUDITED)

                                                Preferred Stock          Common Stock
                                                ---------------          ------------
                                                                                                 Accumulated
                                                                                                 -----------
                                          Shares       Amount         Shares        Amount         Deficit        Total
                                                                                                   -------        -----
BALANCE, JANUARY 1, 2003 ...........             0   $         0    10,380,169   $ 1,221,323    $  (886,755)   $   334,568

ISSUANCE OF COMMON STOCK FOR:

SERVICES UNDER 2003 CONSULTANT STOCK
PLAN ...............................             0             0       950,000       150,300              0        150,300
OTHER SERVICES .....................             0             0       475,000        56,000              0         56,000
ACCOUNTS PAYABLE ...................             0             0       375,000       104,125              0        104,125

ALLOCATION OF PREPAID OFFERING COSTS             0             0             0      (310,425)             0       (310,425)

NET INCOME FOR THE
     NINE MONTHS
     ENDED
     SEPTEMBER 30,
     2003...........................             0             0             0             0        524,016        524,016
                                       -----------   -----------   -----------   -----------    -----------    -----------

BALANCE,
    SEPTEMBER 30, 2003 .............             0             0    12,180,169   $ 1,221,323    $  (362,739)   $   858,584
                                       ===========   ===========   ===========   ===========    ===========    ===========


                              NUTECH DIGITAL, INC.
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)


                                                                               2003         2002
                                                                            ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES
       Net income (loss) ................................................   $ 524,016    $(811,642)
       Adjustments to reconcile net income (loss) to net cash provided by operating activities:
              Depreciation ..............................................     239,352      453,592
              Cost recovery, KSS contract ...............................    (320,394)           0
              Cancellation of debt ......................................    (169,868)           0
              Common stock issued for services ..........................    (168,300)           0
              Allowance for royalty losses ..............................      27,000       (1,400)
       Deferred tax assets/liabilities ..................................           0       37,500
       Changes in operating assets and liabilities:
              Accounts receivable .......................................    (418,723)     608,638
              Advance to employees ......................................      (1,200)           0
              Corporation income tax refund .............................      40,669      (53,674)
              Inventories ...............................................     190,050     (101,257)
              Royalty advances ..........................................     (18,869)      24,963
              Prepaid expenses ..........................................     (11,040)    (206,513)
              Accounts payable ..........................................    (177,515)     183,100
              Customer deposits .........................................     142,907       54,767
              Accrued liabilities .......................................    (267,672)     (14,575)
             Corporation income taxes payable ...........................           0      (32,448)
                                                                            ---------    ---------

         NET CASH PROVIDED (USED) BY
           OPERATING ACTIVITIES .........................................     (52,987)     141,051
                                                                            ---------    ---------


CASH FLOWS FROM INVESTING ACTIVITIES
       Purchases of property and equipment ..............................    (281,477)    (455,879)
                                                                            ---------    ---------

         NET CASH (USED) BY INVESTING ACTIVITIES ........................    (281,477)    (455,879)
                                                                            ---------    ---------


CASH FLOWS FROM FINANCING ACTIVITIES
       Bank overdraft ...................................................           0       80,316
       Net proceeds from issuance of common stock .......................           0       22,750
       Proceeds from notes payable ......................................     900,000       25,000
       Proceeds from bank line of credit ................................           0      142,864
       Repayments of notes payable ......................................    (335,506)     (56,493)
       Changes in loans payable, officer ................................         811       41,068
       Repayments of capital leases payable .............................     (14,778)           0
       Purchase of treasury stock .......................................     (13,150)           0
                                                                            ---------    ---------

         NET CASH PROVIDED BY FINANCING ACTIVITIES ......................     537,377      255,505
                                                                            ---------    ---------

                              NUTECH DIGITAL, INC.
                      STATEMENTS OF CASH FLOWS (CONTINUED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)



                                                          2003       2002
                                                        --------   --------

NET INCREASE (DECREASE) IN CASH .....................   $202,913   $(59,323)

CASH BALANCE, AT BEGINNING OF PERIOD ................      9,237     82,978
                                                        --------   --------

CASH BALANCE, AT END OF PERIOD ......................   $212,150   $ 23,655
                                                        ========   ========


SUPPLEMENTARY DISCLOSURE OF
   CASH FLOW INFORMATION

   CASH PAID DURING THE PERIOD FOR:

       Interest .....................................   $ 66,712   $160,314
                                                        ========   ========

       Taxes ........................................   $      0   $ 32,448
                                                        ========   ========

NON-CASH INVESTING AND FINANCING
   ACTIVITIES

       Issuance of common stock for accounts payable,
          notes payable and accrued interest ........   $142,125   $327,500
                                                        ========   ========

        Cancellation of debt ........................   $169,868   $      0
                                                        ========   ========

ALLOCATION OF PREPAID OFFERING
    COSTS TO COMMON STOCK ...........................   $310,425   $      0
                                                        ========   ========

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)



NOTE 1                  GENERAL

                        The accompanying unaudited interim financial statements include the accounts of NuTech Digital, Inc., a California corporation located in Van Nuys, California. These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with instructions to Form 10-QSB and
                        Item 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the nine month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2002. The Company is engaged in licensing and distributing general entertainment products, most of which are made available through digital versatile disc ("DVD"). The Company's products include children's animated films and video games, Karaoke software, Japanese anime and late night programming.

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

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)



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

                        Royalty Advances
                        ----------------

                        Royalty advances are stated at cost, less royalties accrued on the contracts and less on allowance for potential obsolescence.

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

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)



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

                        Disclosure About Fair Value of Financial Instruments
                        ----------------------------------------------------

                        The Company has financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at September 30, 2003 as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)



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

                        Common Stock Issued for Non-Cash Transactions
                        ---------------------------------------------

                        It is the Company's policy to value stock issued for non-cash transactions, such as services, at the fair market value at the date the transaction is negotiated. For employees, restricted stock is issued at fair market value less a negotiated discount to account for the restrictions placed on the stock.


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

                        Shipping and Handling Costs
                        ---------------------------

                        The Company's policy is to classify shipping and handling costs as part of selling, general and administrative costs in the statements of operations. These costs for the nine months ended September 30, 2003 and 2002 amounted to $47,278 and $72,222, respectively.

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)



NOTE 3                  ACCOUNTS RECEIVABLE

                        A summary of accounts receivable and allowance for doubtful accounts is as follows:

                           Accounts receivable                $       800,452

                           Allowance for doubtful accounts            (15,000)
                                                              ---------------

                           Net accounts receivable            $       785,452
                                                              ===============

                        At September 30, 2003, three customers owed the Company $464,371, which was 58% of total Accounts Receivable.

NOTE 4                  INVENTORIES

                        The inventories are comprised of completed DVDs and Karaoke CDs.

NOTE 5                  ADVANCE ROYALTIES

                        The Company has acquired the licensing, manufacturing and distribution rights to various movies from the owners of the titles. The Company pays royalties from 20% - 30% of the net sales proceeds. Royalty costs for the nine months ended September 30, 2003 and 2002 were $264,305 and $552,359, respectively.

NOTE 6                  PROPERTY AND EQUIPMENT

                        Property and equipment and accumulated depreciation consists of:

                           Completed masters                  $ 3,925,212
                           Masters in process                      23,673
                           Office furniture and equipment         109,417
                           Computer equipment                     193,915
                           Computer software                       48,801
                           Warehouse equipment                    121,850
                           Trade show equipment                    25,855
                           Leasehold improvements                 112,041
                                                             ------------
                                                                4,560,764
                           Less accumulated depreciation        3,042,014
                                                             ------------

                                                              $ 1,518,750
                                                             ============
                                       11

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)



NOTE 7                  ACCOUNTS PAYABLE

                        Accounts payable consists of the following:

                              U-Tech Media Corporation            $     228,182
                              Other                                     485,238
                                                                  -------------

                                                                  $     713,420
                                                                  =============

NOTE 8                  INCOME TAXES

                        A reconciliation of the provision for income taxes compared with the amounts at U.S. federal statutory rates is as follows:

                              Tax at U.S. federal statutory
                                income tax rates                  $     204,000

                              Less availability of net operating
                                less carryforward                       204,000
                                                                  -------------

                                    Tax Provision                 $           0
                                                                  =============

                        Summary of valuation allowance:

                           Valuation at January 1, 2003           $     361,027

                           Reduction for the nine months
                              ended September 30, 2003                  157,027
                                                                  -------------
                           Valuation allowance at
                              September 30, 2003                  $     204,000
                                                                  =============


                        Realization of the net deferred tax assets is dependent on future reversals of existing taxable temporary differences and adequate future taxable income, exclusive of reversing temporary differences and carryforwards.

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

NOTE 9                  CAPITAL LEASES PAYABLE

                        The Company has two capital leases for computer hardware and software. The leases are for 36 months with monthly rentals of $2,353 plus taxes, including interest at 13.2% and 14.2%. Future minimum lease payments on the lease are as follows:

                           September 30, 2004                   $       30,396
                           September 30, 2005                           24,725
                                                                --------------
                                                                        55,121
                           Less amount representing interest            16,567
                                                                --------------

                           Present value of future minimum
                             lease payments                             38,554
                           Less current portion                         30,396
                                                                --------------

                           Long-term portion                    $        8,158
                                                                ==============

NOTE 10        NOTES PAYABLE, RELATED PARTIES

                                                                                            Current
                                                                                 Total      Portion

                        LEE KASPER (PRESIDENT OF THE COMPANY)

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

                        3.   Interest - prime plus 3% (7.00% at September 30,
                             2003).

                        4. Twenty-nine monthly principal payments of $21,333 beginning December 15, 2002, plus a final payment equal to all unpaid principal on May 15, 2005, the maturity date.

                        5.   Principal balance at September 30, 2003 is           $ 426,670  $  25,600

                                       13

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

NOTE 10        NOTES PAYABLE, RELATED PARTIES (CONTINUED)

                                                                                            Current
                                                                                 Total      Portion

                     LEE KASPER (PRESIDENT OF THE COMPANY)

                     On February 19, 2003, the President of the Company received a $500,000 loan from Skura Intercontinental Trading Company and loaned the $500,000 proceeds to the corporation. The terms of the loan are the same as the terms of the loan from Skura Intercontinental Trading Company to the
                     President as follows:

                        1. The loan is secured by a deed of trust on the President's personal residence.

                        2.   Interest - 3%

                        3. Thirty-six monthly payments of principal and interest in the amount of $14,541.

                        4.   Principal balance at September 30, 2003 is         $448,443    $177,099




                     LEE KASPER (PRESIDENT OF THE COMPANY)

                     The Company has two unsecured loans dated September 18,
                     2003 from the President of the Company. The notes require
                     twelve monthly payments of $31,650, including interest at
                     10%.                                                        360,000     360,000

                     BRANDON RYAN AND JORDAN TRUSTS (CHILDREN OF THE
                     PRESIDENT OF THE COMPANY)

                     The Company has three unsecured loans dated September 18,
                     2003 from trust established for the children of the
                     President of the Company. The notes require twelve monthly
                     payments of $8,793, including interest at 10%.              100,000     100,000


                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)
NOTE 10        NOTES PAYABLE, RELATED PARTIES (CONTINUED)

                                                                                                  Current
                                                                                      Total       Portion

                     JOE GIARMO (AN OFFICER OF THE COMPANY)

                     The Company is required to repay this loan on a monthly basis determined by paying $0.25 for each VHS or DVD sold pursuant to a license until $120,000 is repaid.


                                                                                    $   54,750   $   54,750
                                                                                    ----------   ----------
                                                                                    $1,389,863   $  717,449
                                                                                    ==========   ==========

                     Future minimum principal payments on the notes payable to Related Parties are as follows:

                                September 30, 2004                                               $  717,449
                                September 30, 2005                                                  194,257
                                September 30, 2006                                                  128,287
                                September 30, 2007                                                   25,600
                                Thereafter                                                          324,270
                                                                                                 ----------

                                                Total                                            $1,389,863
                                                                                                 ==========

NOTE 11        NOTES PAYABLE, OTHER

                                                                                                  Current
                                                                                    Total         Portion

                     RITEK CORP

                     In August 1998, the Company received a $400,000 loan from
                     Ritek Corp. The loan accrues interest at 8.5% per annum and entitles Ritek Corp. 50% ownership in the licensing rights in the Shadoan DVD Game. The loan requires monthly payments of interest and principal with the agreement that the total loan and interest was to be paid on June 10, 1999. If the
                     loan was not paid on that date, then Riteck would become
                     100% owner and license holder of the title "Shadoan". As of the date of this report, Ritek has not asked for the
                     ownership rights to Shadoan.                                  $400,000      $  400,000






                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

NOTE 11        NOTES PAYABLE, OTHER (CONTINUED)

                                                                                              Current
                                                                                   Total      Portion

                     SMALL BUSINESS ADMINISRATION LOAN AND COMERICA BANK LOAN

                     On July 12, 2000, the Company received a $900,000 Small
                     Business Administration loan with Comerica Bank
                     participation. The loan requires monthly payments of
                     $6,414, including interest at 2% over prime. The loan is
                     secured by all assets of the Company and the major
                     stockholder's personal residence and personal guaranty. The loan matures on July 14, 2018. Effective interest rate at
                     September 30, 2003 was 6%.                                   $ 741,859   $ 303,326
                                                                                  ---------   ---------

                                                                                 $1,141,859   $ 403,326
                                                                                 ==========   =========

                        Future minimum principal payments on the notes payable to others are as follows:

                                September 30, 2004                                            $ 430,326
                                September 30, 2005                                               33,438
                                September 30, 2006                                               35,589
                                September 30, 2007                                               41,142
                                Thereafter                                                      601,364
                                                                                             ----------

                                                Total                                        $1,141,859
                                                                                             ==========

NOTE 12         CONVERTIBLE PROMISSORY NOTES

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

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

NOTE 13                 ADVERTISING

                        The Company expenses all advertising as incurred. Advertising expenses for the nine months ended September 30, 2003 and 2002 were $4,826 and $39,134, respectively.

NOTE 14                 REAL ESTATE LEASE

                        On May 1, 2001, the Company leased its office and warehouse facilities for five years and three months. The details on the lease are as follows:

                        A. Base rentals - $7,800 per month plus operating costs with cost of living adjustments in May of each year.

                        B.      Termination date - July 31, 2006

                        C. Option - one option for an additional 60 month period with rent at the base rental amount plus cost of living adjustments.

                        As of September 30, 2003, future minimum lease payments excluding operating expenses are as follows:

                        September 30, 2004                          $   96,312
                        September 30, 2005                              96,312
                        September 30, 2006                              72,912

                        The rent expense for the nine months ended September 30, 2003 and 2002 was $82,103 and $81,368, respectively.

NOTE 15                 EMPLOYEE STOCK OPTIONS

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

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

NOTE 15                 EMPLOYEE STOCK OPTIONS (CONTINUED)

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

                        A summary of the option activity for the nine months ended September 30, 2003, pursuant to the terms of the plan is as follows:

                                                                                              Weighted
                                                                                Shares         Average
                                                                                Under         Exercise
                                                                                Option          Price
                                                                             -------------    ----------
                        Options outstanding at January 1, 2003                  1,705,000      $1.54
                                Granted                                         1,770,000        .15
                                Exercised                                               0        .00
                                Cancelled and expired                             220,000       1.50
                                                                             ------------     ----------

                        Options outstanding at September 30, 2003               3,255,000
                                                                             ============

                        2,103,333 shares are exercisable at September 30, 2003.

                        Information regarding stock options outstanding as of September 30, 2003 is as follows:

                                Price range                                      $   .11 -   $ 1.65
                                Weighted average exercise price                              $  .79
                                Weighted average remaining contractual life       7 years, 3 months
                                Options exercised
                                         Price range                                              0
                                         Shares                                                   0
                                         Weighted average exercise price                          0

                                       18

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

NOTE 15                 EMPLOYEE STOCK OPTIONS (CONTINUED)

                        For purposes of proforma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's proforma information follows:

                        Net income from continuing operations
                                As reported                                     $    524,016
                               Proforma                                         $    332,245

                        Income per share attributable to common stock

                        Basic
                             As reported                                        $       .05
                             Proforma                                           $       .03

                        Diluted
                             As reported                                        $       .05
                             Proforma                                           $       .03

NOTE 16                 2003 CONSULTANT STOCK PLAN

                        In July 2003, the Company adopted the 2003 Consultant
                        Stock Plan and reserved 5,000,000 shares for issuance of common stock to consultants for the Company. The shares will be issued at the fair market value on the date the shares are awarded.

                        The following is a summary of the shares covered by the plan as of September 30, 2003:

                                    Total shares authorized                       5,000,000

                                    Shares issued                                   950,000
                                                                                  =========

                                    Shares available for future issuance          4,050,000
                                                                                  =========

NOTE 17                 MAJOR CUSTOMERS

                        For the nine months ended September 30, 2003, the Company had one customer that accounted for 18% of total revenue. For the nine months ended September 30, 2002, the Company had one customer whose sales were 10% of the total revenue.

NOTE 18                 MAJOR SUPPLIERS

                        For the nine months ended September 30, 2003, the Company purchased 60% of its products from three suppliers.

                        For the nine months ended September 30, 2002, the Company purchased 66% of its products from four suppliers.

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)



NOTE 19                 REDEEMABLE COMMON STOCK

                        In 2001 the Company issued 218,333 shares in full payment of two notes payable. The stock issuance was subject to an agreement that the Company's common stock must be registered with the Securities and Exchange Commission by October 1, 2002 and must be offered for sales at a price of a least $1.50 per share. If neither of these conditions are met, then the creditors may rescind the agreement by returning all or a portion of their common stock. One of the two stockholders began a lawsuit against the Company to demand the rescission of the agreement and the payment of $80,000 plus accrued interest. The result of the lawsuit is not known as of the date of this report.

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

Critical Accounting Policies and Estimates
------------------------------------------

In consultation with our Board of Directors, we have identified nine accounting principles that we believe are key to an understanding of our financial statements. These important accounting policies require management's most difficult, subjective judgments.

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

Royalty Advances
----------------

Royalty advances are stated at cost, less royalties accrued on the contracts and less an allowance for potential obsolescence.

Revenue Recognition
-------------------

We recognize revenue from product sales when the goods are shipped and title passes to customers.

Common Stock Issued for Non-Cash Transactions
---------------------------------------------

It is our policy to value stock issued for non-cash transactions, such as services, at the fair market value at the date the transaction is negotiated. For employees, restricted stock is issued at fair market value less a negotiated discount to account for the restrictions placed on the stock.

Employee Stock Options
----------------------

We account for stock-based compensation under APB Opinion No. 25, under which no compensation expense has been recognized for stock options.

Liquidity
---------

Our liquidity has been negatively impacted by the decline in sales revenues we experienced during the fiscal year ended December 31, 2002 and are continuing to experience now. We attribute this decline in revenues primarily to the general decline in the economy of the United States, which we believe has driven down discretionary spending by consumers, and to the increase in competition in our industry.

Commitments For Capital Expenditures
------------------------------------

With the exception of the licenses we will acquire, we have not made any material commitments for capital expenditures in the immediate future. While we believe that DVD products and anime will continue to grow in popularity worldwide, the persistent poor economic conditions in the United States may continue to have a significant adverse impact on our revenues from sales.

Nine Months Ended September 30, 2003, Compared to Nine Months Ended September
-----------------------------------------------------------------------------
30, 2002
--------

                         Selected Financial Information

------------------------------------------------------------------------------ -----------------------------------------------
                                                                                       Nine Month Period Ended
------------------------------------------------------------------------------ -----------------------------------------------
                                                                               September 30,           September 30,
                                                                               2003                    2002
------------------------------------------------------------------------------ ----------------------- -----------------------

------------------------------------------------------------------------------ ----------------------- -----------------------
Statement of Operations Data
------------------------------------------------------------------------------ ----------------------- -----------------------

------------------------------------------------------------------------------ ----------------------- -----------------------
Total Revenues                                                                 $  3,009,391            $   3,156,282
------------------------------------------------------------------------------ ----------------------- -----------------------
Cost of Sales                                                                       889,564                  987,688
------------------------------------------------------------------------------ ----------------------- -----------------------
Gross Profit                                                                      2,119,827                2,168,594
------------------------------------------------------------------------------ ----------------------- -----------------------
Selling, General and Administrative Expense                                       1,971,225                2,853,933
------------------------------------------------------------------------------ ----------------------- -----------------------
Operating Income (Loss)                                                             148,602                 (685,339)
------------------------------------------------------------------------------ ----------------------- -----------------------
Interest Expense                                                                    114,848                  159,461
------------------------------------------------------------------------------ ----------------------- -----------------------
Other Income                                                                        490,262                        0
------------------------------------------------------------------------------ ----------------------- -----------------------
Net Income (Loss)                                                                   524,016                 (811,642)
------------------------------------------------------------------------------ ----------------------- -----------------------
Net Income (Loss) Per Share
------------------------------------------------------------------------------ ----------------------- -----------------------
     Basic                                                                     $       0.05            $       (0.08)
------------------------------------------------------------------------------ ----------------------- -----------------------
     Diluted                                                                   $       0.05            $       (0.08)
------------------------------------------------------------------------------ ----------------------- -----------------------

Our revenues from operations for the nine months ended September 30, 2003 were $3,009,391 as compared to revenues of $3,156,282 for the nine months ended September 30, 2002, a decrease of $146,891 or approximately 5%. This decrease in revenues is due not only to continued weak economic conditions but also to our decision to discontinue discounting our product prices to certain of our customers, which resulted in reduced sales. Because we are the exclusive distributor for many of our products in the United States, our decision to stabilize our product pricing for all of our customers, while resulting in lower sales, prevents those customers who purchased from us at a reduced price from selling to others at a reduced price, thereby eroding our customer base.

Our gross profit from operations for the nine months ended September 30, 2003 decreased by $48,767 to $2,119,827 as compared to $2,168,594 for the nine months ended September 30, 2002. This decrease was attributable to the fact that we sold fewer products. Our gross margin for the nine months ended September 30, 2003 was approximately 70% as compared to approximately 69% for the nine months ended September 30 2002.

Selling, general and administrative costs decreased by $882,708 to $1,971,225 for the nine month period ended September 30, 2003, as compared to $2,853,933 for the nine month period ended September 30, 2002, approximately a 31% decrease. This decrease is attributable to a cost savings program implemented by management during the nine months ended September 30, 2003, which included a reduction in personnel, a reduction in advertising and promotion, and reduced use of computer consultants. Reduced sales also contributed to the decrease in selling, general and administrative costs, because our royalty payments decreased.

During the nine month period ended September 30, 2003 we had operating income of $148,602 as compared to an operating loss of $685,339 for the nine month period ended September 30, 2002. The increase in net operating income of $833,941 resulted primarily from our cost containment efforts.

Interest expense decreased by $44,613 in the nine month period ended September 30, 2003, to $114,848, as compared to $159,461 in the nine month period ended September 30, 2002. This decrease was primarily due to the repayment of a portion of our debt, and the restructuring of our Small Business Administration loan with Comerica Bank.

During the nine month period ended September 30, 2003, we reported other income from cost recovery relating to our licensing agreement with KSS, a supplier, and from cancellation of debt. We license certain digital masters from KSS and we are permitted to recover from KSS any costs we incur for developing DVD masters, advertising and related costs. During the nine month period ended September 30, 2003, we offset a total of $320,394 in such costs against license royalties that are due to KSS. These costs are recorded as advance royalty payments and will be used to offset future royalties, as they accrue. During the nine month period ended September 30, 2003, we were able to negotiate reductions in accounts and notes payable in the amount of $169,868.

As a result of these events, we recorded net income of $524,016 during the nine month period ended September 30, 2003, as compared to a net loss of $811,642 during the nine month period ended September 30, 2002.

Net income for common share for the nine month period ended September 30, 2003 was $0.05 per share, as compared to a net loss of $0.08 per share for the nine month period ended September 30, 2002.


Three Months Ended September 30, 2003, Compared to Three Months Ended September 30, 2002
----------------------------------------------------------------------------------------

                                                                        Selected Financial Information

------------------------------------------------------------------------------------- ---------------------------------------------
                                                                                      Three Month Period Ended
------------------------------------------------------------------------------------- ---------------------------------------------
                                                                                      September 30,           September 30,
                                                                                      2003                    2002
------------------------------------------------------------------------------------- ----------------------- ---------------------

------------------------------------------------------------------------------------- ----------------------- ---------------------
Statement of Operations Data
------------------------------------------------------------------------------------- ----------------------- ---------------------

------------------------------------------------------------------------------------- ----------------------- ---------------------
Total Revenues                                                                        $      956,981          $     902,070
------------------------------------------------------------------------------------- ----------------------- ---------------------
Cost of Sales                                                                                320,454                180,965
------------------------------------------------------------------------------------- ----------------------- ---------------------
Gross Profit                                                                                 636,527                721,105
------------------------------------------------------------------------------------- ----------------------- ---------------------
Selling, General and Administrative Expense                                                  689,177                959,044
------------------------------------------------------------------------------------- ----------------------- ---------------------
Operating Income (Loss)                                                                      (52,650)              (237,939)
------------------------------------------------------------------------------------- ----------------------- ---------------------
Interest Expense                                                                              56,812                 32,930
------------------------------------------------------------------------------------- ----------------------- ---------------------
Other Income                                                                                 399,433                      0
------------------------------------------------------------------------------------- ----------------------- ---------------------
Net Income (Loss)                                                                            289,971               (269,228)
------------------------------------------------------------------------------------- ----------------------- ---------------------
Net Income (Loss) Per Share
------------------------------------------------------------------------------------- ----------------------- ---------------------
     Basic                                                                            $         0.02          $       (0.03)
------------------------------------------------------------------------------------- ----------------------- ---------------------
     Diluted                                                                          $         0.02          $       (0.03)
------------------------------------------------------------------------------------- ----------------------- ---------------------

Our revenues from operations for the quarter ended September 30, 2003 were $956,981 as compared to revenues of $902,070 for the quarter ended September 30, 2002, an increase of $54,911 or approximately 6%. This increase in revenues was due to an increase in the sales of our children's animation products.

Our gross profit from operations for the quarter ended September 30, 2003 decreased by $84,578 to $636,527 as compared to $721,105 for the quarter ended September 30, 2002. Our gross profit decreased as a result of our decision to discontinue discounting the price of our products. Our gross margin for the quarter ended September 30, 2003 was approximately 67% as compared to approximately 80% for the quarter ended September 30, 2002. The decrease in gross margin percentage was primarily attributable to a change in our product mix with higher sales of our children's animation products, which increased significantly during the quarter ended September 30, 2003, from 15,000 units during the quarter ended March 30, 2003 and 61,000 units during the quarter ended June 30, 2003 to 189,000 units during the quarter ended September 30, 2003. This was a 35% increase over the sales of these units during the quarter ended September 30, 2002, when we sold 140,000 units. The gross profit margin we realize from our children's animation products is lower than the gross profit margin we realize from our adult anime products because the demand for such products has decreased from prior fiscal quarters.

Selling, general and administrative costs decreased by $269,867 to $689,177 for the quarter ended September 30, 2003, as compared to $959,044 for the quarter ended September 30, 2002, approximately a 28% decrease. This decrease is attributable to a cost savings program implemented by management that continued during the quarter ended September 30, 2003. The cost savings program included a reduction in personnel, a reduction in advertising and promotion, and reduced use of computer consultants.

Our operating loss during the quarter ended September 30, 2003 decreased by $185,289, or approximately 77.9%, to $52,650 as compared to an operating loss of $237,939 during the quarter ended September 30, 2002. The significant decrease in operating loss was due to our cost containment efforts.

Interest expense increased by $23,882, to $56,812 during the quarter ended September 30, 2003 from $32,930 during the quarter ended September 30, 2002. The increase in interest expense was primarily due to the increase in notes payable to related parties, an agreement with Comerica Bank restructuring our Small Business Administration loan, which included the payment of late interest charges in the amount of $13,803 and the recording of interest in the amount of $10,198 that could be recovered by Urbach Kahn & Werlin Advisors, Inc., as discussed in Part II, Item 1 below, if it prevails in the legal action it filed against us during the quarter ended September 30, 2003.

During the quarter ended September 30, 2003, we reported other income from cost recovery relating to our licensing agreement with KSS, a supplier, and from cancellation of debt. We license certain digital masters from KSS and we are permitted to recover from KSS any costs we incur for developing DVD masters, advertising and related costs. During the quarter ended September 30, 2003, we offset a total of $320,394 in such costs against license royalties that are due to KSS. These costs are recorded as advance royalty payments and will be used to offset future royalties, as they accrue. During the quarter ended September 30, 2003, we were able to negotiate reductions in accounts and notes payable in the amount of $79,039.

Net income for common share for the quarter ended September 30, 2003 was $0.02 per share, as compared to a net loss of $0.03 per share for the quarter ended September 30, 2002.

Liquidity and Capital Resources
-------------------------------

To date, we have financed our operations with cash from our operating activities, a bank line of credit, a loan from the Small Business
Administration, various loans from individuals and a private offering of our common stock.

In November 2002, U.S. Bank, N.A. agreed to make a loan in the amount of $640,000 to Lee Kasper, our President, who in turn loaned the proceeds to us. We used the proceeds to pay-off our line of credit with U.S. Bank, N.A. The loan from Mr. Kasper requires us to make 30 monthly payments of $21,333 plus interest at 3% over prime. We pledged all of our assets as collateral for repayment of the loan and we have guaranteed repayment of Mr. Kasper's loan to U.S. Bank, N.A.

The principal amount of the loan we received through the Small Business Administration is $900,000. Interest is adjusted at least once per year. We make monthly payments of $6,415, which includes principal and interest at 2% over prime. The loan matures on July 14, 2018.

On February 19, 2003, our President, Mr. Lee Kasper, received a $500,000 loan from Skura Intercontinental Trading Company. Mr. Kasper in turn loaned the proceeds to us. The terms of the loan to us are identical to the terms of the loan from Skura Intercontinental Trading Company to Mr. Kasper, which are as follows:

o the loan is secured by a deed of trust recorded against Mr. Kasper's personal residence;

o       the interest rate is 3%; and

o principal and interest payments in the amount of $14,541 are scheduled over thirty-six months.

In September 2003 Mr. Kasper, together with three trusts that were created for the benefit of his children, loaned us a total of $400,000. The loans are unsecured, have a term of 12 months, bear interest at the rate of 10% and require combined monthly principal and interest payments of $40,443.

We are committed to royalties ranging from 20% to 30% on specific royalty contracts.

During the nine month period ended September 30, 2003, net cash used by operating activities was $52,987 as compared to net cash provided by operating activities of $141,051 for the period ended September 30, 2002. During the nine month period ended September 30, 2003, cash was provided by net profits, reductions in inventory, customer deposits and tax refunds and was used by operations by increases in accounts receivable, advance royalties, prepaid expenses and reductions in accounts payable and accrued liabilities. During the nine month period ended September 30, 2002, net cash provided by operating activities was provided by collections of accounts receivable and an increase in accounts payable while cash was used by operations from the net loss, increases in tax refunds, inventories, prepaid expenses, accrued liabilities and corporation income taxes payable.

During the nine month period ended September 30, 2003, net cash used by investing activities was $281,499 as compared to $455,879 for the nine month period ended September 30, 2002. Cash used by investing activities was used principally for the acquisition of property and equipment.

Net cash provided by financing activities was $537,377 for the nine month period ended September 30, 2003 as compared to $255,505 provided during the nine month period ended September 30, 2002. During the nine month period ended September 30, 2003, we received $900,000 from the proceeds of new loans and we used our funds for reduction of debt in the amount of $350,284 and for the purchase of $13,150 of treasury stock. During the nine month period ended September 30, 2002, we received funds of $516,748 from a bank overdraft, sales of common stock and proceeds from various notes. Funds were used to repay a loan to a corporate officer.

Our cash balance at the end of the nine month period ended September 30, 2003 was $212,150 as compared to $23,655 in cash at the end of the nine month period ended September 30, 2002.

Our capital requirements, particularly as they relate to expanding our library of Japanese anime, have been and will continue to be significant. We intend to continue to expand our library of hentai (Japanese adult animation) and, when we have sufficient capital, to begin production of music concert videos. We intend to phase out our line of adult live action films, which accounted for approximately 15% of our revenues during the 2002 fiscal year. Our future cash requirements and the adequacy of available funds will depend on many factors, including the pace at which we expand our business generally, and our library of Japanese anime in particular, the general state of the economy, which impacts the amount of money that may be spent for entertainment, our ability to negotiate favorable license agreements with producers and copyright holders of various works, the success of our competitors in marketing products similar to ours and the continued popularity of anime.

To date our revenues, which are adequate to fund our day-to-day operations, are not sufficient to allow us to continue the expansion of our film library, which we consider to be essential to our business. In order to continue acquiring films, we have borrowed funds. We anticipate that during the next 12 months we will continue to borrow money for this and for production costs associated with new licensing. If we cannot borrow money, we may attempt to raise funds by selling debt or equity securities. Currently we have no commitments for new loans. We cannot be certain that we will be able to obtain the capital we need to continue our acquisition of films. If we do not receive the capital necessary to continue the expansion of our film library, it could have a material adverse effect on our revenues and our business.

ITEM 3.     DISCLOSURE CONTROLS AND PROCEDURES

            The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer (who is also the Company's Chief Financial Officer) of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. The evaluation was undertaken in consultation with the Company's accounting personnel. Based on that evaluation, the President and Chief Executive Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

            There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART II - ITEM 1        LEGAL PROCEEDINGS

In July 2003 we filed an action with the National Association of Securities Dealers against Roan Meyers Associates, LP for the return of an advance in the amount of $35,000. The advance was given to Roan Meyers Associates, LP in connection with letter of intent dated February 12, 2002. We allege that Roan Meyers Associates, LP has failed to return the advance, as required by the letter of intent. No date has been set for the arbitration proceeding.

On September 30, 2003 Urbach Kahn & Werlin Advisors, Inc. filed a complaint in the Los Angeles Superior Court, Case No. BC 303285, against NuTech Digital, Inc. and Lee Kasper. The Complaint alleges breach of a written contract based on a promissory note for $80,000 dated December 28, 2001 and a Stock Acquisition Agreement dated March 4, 2002. Urbach Kahn & Werlin Advisors, Inc. is seeking the recovery of $80,000 in principal plus interest and costs and expenses, including attorney's fees.

PART II - ITEM 2        CHANGES IN SECURITIES AND USE OF PROCEEDS

We issued the following securities during the quarter ended September 30, 2003. The securities were exempt from the registration requirements of the Securities Act of 1933 pursuant to section 4(2) of the Act.

On June 13, 2003 we authorized the issuance of 125,000 shares of common stock to Hanover Capital Corporation for services rendered to us having a value of $2,400. The value of the common stock on the date of issuance was $0.16 per share. The services were rendered in connection with a capital raising transaction.

On July 3, 2003 we authorized the issuance of 250,000 shares of common stock to The Research Works for services rendered to us having a value of $32,000. The value of the common stock on the date of issuance was $0.128 per share, which was negotiated. The services were rendered in connection with the preparation of a research report.

On July 3, 2003 we authorized the issuance of 37,500 shares of common stock to Shai Stern and 37,500 shares of common stock to Seth Farbman in conjunction with services rendered to us having a total value of $9,600. These services are in connection with the preparation and filing of our public reports.

PART II - ITEM 3        DEFAULTS UPON SENIOR SECURITIES

Not applicable

PART II - ITEM 4        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II - ITEM 5        OTHER INFORMATION

Not applicable.

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

Reports on Form 8-K

Not applicable


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 13, 2003
                                NuTECH DIGITAL, INC.



                                By:        /s/ Lee Kasper
                                ----------------------------------------------

                                President, Chief Financial Officer and Duly
                                Authorized Officer (Principal accounting and financial officer for the quarter)