Form 10KSB
period 2003-12-31
NUTECH DIGITAL INC
filed 2004-03-24
CIK 1144347

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)

|X|  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                   For the Fiscal Year Ended December 31, 2003

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to ________________

                        Commission File Number 000-50021

                              NUTECH DIGITAL, INC.
                 (Name of Small Business Issuer in its charter)

            California                                      95-4642831
   (State or other jurisdiction                 (I.R.S. Employer Identification No.)
  of incorporation or organization)

                               7900 Gloria Avenue
                           Van Nuys, California 91406
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

                           Common Stock, no par value
                                (Title of class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

         The issuer's revenues for the fiscal year ended December 31, 2003 totaled $3,745,297.

         The number of shares of the issuer's common stock, no par value per share, outstanding as of March 19, 2004 was 19,725,748. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on March 19, 2004, based on the average bid and ask price on the OTC Bulletin Board as of such date, was approximately $11,735,070.

                       DOCUMENTS INCORPORATED BY REFERENCE

         None

         Transition Small Business Disclosure Format:   Yes        No  X

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I

         ITEM 1.   DESCRIPTION OF BUSINESS................................    1
         ITEM 2.   DESCRIPTION OF PROPERTY................................    6
         ITEM 3.   LEGAL PROCEEDINGS......................................    6
         ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF
                   SECURITY HOLDERS.......................................    7

PART II

         ITEM 5.   MARKET FOR COMMON EQUITY AND
                   RELATED STOCKHOLDER MATTERS............................    7
         ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS...................    9
                      OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
         ITEM 7.   FINANCIAL STATEMENTS...................................   F-1 - F-24
         ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                   ON ACCOUNTING AND FINANCIAL DISCLOSURE.................   20
         ITEM 8A.  CONTROLS AND PROCEDURES................................   21

PART III

         ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                   CONTROL PERSONS; COMPLIANCE WITH
                   SECTION 16(a) OF THE EXCHANGE ACT......................   21
         ITEM 10.  EXECUTIVE COMPENSATION.................................   24
         ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                   OWNERS AND MANAGEMENT..................................   27
         ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........   29
         ITEM 13.  EXHIBITS AND REPORTS OF FORM 8-K.......................   31
         ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.................   32


SIGNATURES

                    NOTE REGARDING FORWARD LOOKING STATEMENTS

         This Annual Report on Form 10-KSB contains "forward-looking statements". These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our business and our industry. Words such as "believe," "anticipate," "expect," "intend," "plan," "will," "may," and other similar expressions identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section of this Annual Report titled "Management's Discussion and Analysis of Financial Condition and Results of Operation-Factors Affecting Business, Operating Results and Financial Condition", as well as the following:

         o a decline in the general state of the economy, which impacts the amount of money spent by consumers for entertainment products,

         o our lack of capital and whether or not we will be able to raise capital when we need it,

         o whether or not the popularity of Japanese anime and karaoke will continue and will grow,

         o our overall ability to successfully compete in our market and our industry,

         o whether or not we will continue to receive the services of our executive officers and directors, particularly our President, Mr. Lee Kasper,

         o whether or not our largest customers will continue to do business with us,

         o whether or not our digital rights management technology is successful in increasing our sales over the Internet,

         o whether or not we are successful in producing contemporary music concerts,

         o whether or not the contemporary music concerts we produce generate significant sales and other factors, some of which will be outside our control. You are cautioned not to place undue reliance on these forward-looking statements, which relate only to events as of the date on which the statements are made. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. You should refer to and carefully review the information in future documents we file with the Securities and Exchange Commission.

                                     PART I

ITEM 1.  BUSINESS

HISTORY AND DEVELOPMENT OF THE COMPANY

         In 1993 NuTech Entertainment, Inc. was founded for the purpose of licensing and distributing karaoke software. In 1997, NuTech Digital, Inc. was founded for the purpose of licensing and distributing films. In 1999 the business of NuTech Entertainment, Inc. was combined with the business of NuTech Digital, Inc. by distributing the assets of NuTech Entertainment, Inc. to its sole shareholder, Mr. Lee Kasper, who subsequently transferred the assets into NuTech Digital, Inc. NuTech Entertainment, Inc. ceased doing business in 1999 and was dissolved in 2001.

         NuTech Digital, Inc. (as used in this Annual Report on Form 10-KSB, unless the context otherwise requires, the terms "we," "us," "the Company," and "NuTech" refer to NuTech Digital, Inc.) engages in licensing and distributing general entertainment products for children and adults. Our products include children's animated films, karaoke software, Japanese anime and late night programming. We recently began producing contemporary music concerts, which we also intend to distribute. During the fiscal year ended December 31, 2003, our primary source of revenue came from our sales of adult entertainment, which includes late night programming and hentai, a form of Japanese anime for adults. During 2003, hentai accounted for approximately 51.8% of our sales, late night programming accounted for approximately 10.23% of our sales and karaoke products accounted for approximately 29% of our sales. We distribute our products throughout the world via retail stores, the Internet, and wholesale distributors. Approximately 3% of our products are distributed outside the United States, with no concentration in any particular country or geographic area. Approximately 2% of our sales are made over the Internet. We also facilitate authoring services to content providers in the entertainment industry. Our products are replicated for us by third parties.

OUR PRODUCTS

         Our film products are sold in digital versatile disc format, commonly known as "DVD". Our karaoke products are sold in two formats, DVD and CD + G. In 2003, sales of our DVD film products totaled 517,347 units, which accounted for approximately 38.08% of our sales. Of these amounts, sales of Japanese anime, including hentai, represented approximately 25.73% of all DVDs sold. In 2003, sales of our CD + G karaoke products totaled 833,663 units, which accounted for approximately 61.37% of our sales, while sales of our DVD karaoke products totaled 7,461 units, which accounted for less than 1% of our sales.

DIGITAL RIGHTS MANAGEMENT

         In January 2004, we implemented a technology that will allow visitors to our website to download films and music videos for rent or purchase. Downloaded works have DVD and high definition quality audio and video. Because the content is electronically packaged and delivered with an encrypted license, we do not believe that it can be copied illegally. During the 2004 fiscal year, we expect to be able to apply this technology to DVDs. The DVD will be licensed to a consumer for a period of time (for example, 1, 3 or 5 days). After the expiration of the license, the DVD will no longer play. Visitors to our website can try out this new technology at WWW.DEMO.NUTECHDIGITAL.TV.

         We believe that this easy method of acquiring our products will be attractive to users of our website and will grow in popularity since it provides immediate access to the desired product without the delays and costs that would be incurred if the product is shipped. We believe that immediate access to our products may encourage more spontaneous purchases by our customers.

CONTEMPORARY MUSIC CONCERTS

         In March 2004 we produced our first contemporary music concert using high definition technology. Our agreement with Juggernaut Media, LLC granted us worldwide rights to the concert in all media, including DVD, television and any ancillary markets. The concert was performed by a prominent hip-hop artist, Russell Jones, whose stage name is Ol' Dirty Bastard. We believe that the distribution of contemporary music complements our product offerings and we intend to expand this facet of our business.


CHILDREN'S ANIMATED FILMS

         We acquired 26 classic children's animation titles and produced these in DVD format, including Alice In Wonderland, Black Beauty, Tom Sawyer and 20,000 Leagues Under the Sea. Our anime products targeted to children and teens come to us in English. We enhance the soundtrack by adding DTS sound, create menus, add interactive games, and create the artwork for the packaging. Once this is complete, we create the new master for replication. Our children's products accounted for approximately $340,936 in sales during 2003, which represented approximately 9.1% of our revenues for the year.

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

         During 2003, karaoke products accounted for approximately $1,078,185 in sales, which made up approximately 28.8% of our total revenues.

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

         We believe that anime has a strong and growing fan base, both in Asia and the United States and that anime, and particularly hentai, is continuing to grow in popularity. This is evidenced by the increase in the number of anime titles now available for purchase or rental and by the recognition now being accorded to anime by the entertainment industry. (For example, recently the Japanese anime film "Spirited Away" won the Oscar(TM) for Best Animated Feature Film.) Currently, we have invested in licensing rights to 143 anime titles, including erotic feature films, action/adventure films, horror films and children's films.

         Anime comes to us as an original completed master and artwork with Japanese dialogue tracks. We have the script translated into English, we hire voice-over actors to dub the dialogue in English or we subtitle the work, and we create a finished master for DVD format. We also create menus for the DVD products and redesign the artwork for the packaging. Revenues from sales of anime, including hentai, totaled approximately $1,942,996 in 2003, which represented approximately 25.7% of our total sales.

LATE NIGHT FILMS

         We license over 260 late night films, which are distributed through the Internet as well as through retailers and wholesale outlets. We receive the original completed master and artwork of a film. We send the master to a replicator to produce a tape that is then used to manufacture the work in DVD and VHS formats. Fans of anime enjoy our collection of "hentai", a combination of late night programming with animated characters. Revenues from late night programming (not including hentai) totaled approximately $383,180 in 2003, which represented approximately 10.2% of our total sales.

OUR SUPPLIERS AND CUSTOMERS

         We do not have long-term or exclusive agreements with our suppliers or our customers. Business generation is based primarily on customer satisfaction with reliability, quality and price, which has allowed us to establish long-term relationships with many of our customers.

         We obtain exclusive rights to our Japanese anime products primarily from studios that produce the works and license them outside of Japan. During 2003, two suppliers accounted for 42% of our anime licensing activity. We license our late night entertainment and our karaoke products from the producers or other copyright holders of those works. We replicate our films and music on DVD through four suppliers, U-Tech Media, Media Factory, L & M and Fortune Disc. If all of our replicating suppliers were to become unable to provide the volume of replication services necessary for our business, we believe that we could find other suppliers who would be able to provide these services to us at competitive prices.

         We distribute our products throughout the world via retail outlets, wholesale distributors and the Internet. We do not have distribution agreements with the retail outlets or the wholesale distributors. We sell our products directly to approximately 267 retail outlets that, in turn, sell our products to consumers. Approximately 39.3% of the retail outlets in which we sell our products are located in California, approximately 4.8% are located in Texas and approximately 4.5% are located in New York and Illinois. The remaining retail outlets are located throughout the United States and are not concentrated in any particular area. Approximately 59.31% of our retail sales are made in California, New Jersey and Iowa. Retailers account for approximately 35.3% of our sales. We also sell our products to approximately 49 distributors. In turn, these distributors sell our products to other retailers or to consumers through their websites. This method of distribution accounts for approximately 60.6% of our sales. Approximately 4.1% of our sales are made over the Internet, through our websites. We sell our adult products through our websites, WWW.KARAOKEDVD.NET and WWW.NUTECHDVD.COM, and we sell our children's films through WWW.DIGITALVERSATILEDISC.COM. Approximately 4% of our products are distributed outside the United States. Sales of our products, including those distributed outside the United States, are not concentrated in any particular geographic area.

         Sales made to a single distributor of karaoke software represented approximately 14% of all revenues earned from sales for the fiscal year ended December 31, 2003. If we were to lose this distributor, we believe that we would be able to find other distributors to sell our karaoke products, or that we would be successful in marketing these products directly.

THE EFFECT OF GOVERNMENT REGULATION ON OUR BUSINESS

         While production of our products does not require government approval, the sale of our late night programming is subject to regulation by the federal government, as well as by various state and municipal governments. Several states and communities in which our products are distributed have enacted laws regulating the distribution of late night programming with some offenses designated as misdemeanors and others as felonies, depending on numerous factors. The consequences for violating the state statutes are varied. There is also a federal prohibition with respect to the dissemination of late night programming, and the potential penalties for individuals (including corporate directors and officers) violating these federal laws include fines, community service, probation, forfeiture of assets and incarceration. We attempt to comply with all applicable statutes and regulations relating to the sale of late night programming.

         We are subject to the same federal, state, and local laws as other companies conducting business on the Internet. Today there are relatively few laws specifically directed towards online sales. However, due to the increasing popularity and use of the Internet and online sales, it is possible that laws and regulations will be adopted in the future governing the Internet or online sales. These laws and regulations could cover issues such as online contracts, user privacy, freedom of expression, pricing, fraud, content and quality of products and services, taxation, advertising, intellectual property rights, and information security. Applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity, and personal privacy is still evolving.

         Due to the global nature of the Internet, it is possible that the governments of foreign countries might attempt to regulate our activity or prosecute us for violations of their laws.

LICENSES AND OTHER INTELLECTUAL PROPERTY

         We do not have patents, franchises or concessions and we have not entered into labor contracts. However, many of our film and music titles are licensed from third parties. License periods are generally no shorter than five years and no more than 10 years. Most of the license agreements require us to pay an advance royalty, which we recoup through sales. Some of the license agreements require us to pay royalties during the term of the license. The computation of royalties varies, depending on our determination of the importance of the title to our product offerings. Royalties are primarily computed as a percentage of gross sales and may include guaranteed payments of royalties. We also purchase the rights to certain of our film and music titles for a one-time fee, rather than for the payment of on-going royalties.

         While we have not registered our trade names or our logo with the United States Patent and Trademark Office, we believe that the name recognition and image that we have developed in each of our markets significantly enhance customer response to our sales promotions. Accordingly, our trademarks are important to our business and we intend to aggressively defend them.

COMPETITION

         All of our products compete with other products and services that utilize free time or disposable income. The entertainment industry is, in general, highly competitive and many of our competitors, such as major motion picture studios and recording labels, have much larger selections of products, the ability to spend significant sums on advertising and promotion and much greater distribution capacities than we have. We do not represent a significant presence in our markets. We cannot guarantee you that we can compete successfully.

EMPLOYEES

         As of December 31, 2003 we had 13 full-time employees and six part-time employees. Of these employees, two were in administration, one was in sales, one was in accounting, one was in artistic production, one was in management information systems and the remainder were in administration and general operations.

ITEM 2.  DESCRIPTION OF PROPERTY

         Our offices, operations and warehouse facilities are located at 7900 Gloria Avenue, Van Nuys, California 91406. We lease this facility at market rates. Our facility is approximately 9,500 square feet in size. Our lease term began on May 1, 2001 and will continue until July 31, 2006. We have one option to renew the lease, at the end of the lease term, for an additional period of five years. The facility is adequate for our current operations, and management believes that it will continue to be adequate through the initial lease term.

ITEM 3.  LEGAL PROCEEDINGS

         Occasionally we are named as a party in claims and legal proceedings arising out of the normal course of our business. These claims and legal proceedings may relate to contractual rights and obligations, employment matters, or to other matters relating to our business and operations. In addition to legal proceedings arising out of the normal course of our business, we have been named as a party in, or we have instituted, the following actions.

         Urbach Kahn & Werlin Advisors, Inc. v. NuTech Digital, Inc., et al. On September 30, 2003, plaintiff Urbach Kahn & Werlin Advisors, Inc. filed an action against us in Los Angeles Superior Court, Case Number BC303285 alleging causes of action for breach of contract. In March 2002, we agreed to pay an outstanding invoice owed to the plaintiff by issuing shares of our common stock. The plaintiff alleges that we still owed a balance on the invoice, due to a decline in the stock price. We filed an answer to the complaint on October 23, 2003, generally denying all the allegations in the complaint. The plaintiff is seeking $80,000 plus fees and costs, including attorney's fees.

         NuTech Digital Inc. v. Roan Meyers Associates LP a/k/a Meyers Associates. In July 2003 we initiated this arbitration proceeding against respondent Roan Meyers Associates LP before the National Association of Securities Dealers in connection with $35,000 we paid to the respondent for services that we allege were never provided. We seek to recover the entire amount.

         NuTech Digital Inc. v. National Capital Securities, Inc. d/b/a National Capital Investment Banking and Barry Migliorini. On March 12, 2004 we filed an action in the Northwest District of the Los Angeles County Superior Court against National Capital Securities, Inc. and Barry Migliorini for breach of written contract, fraud by intentional misrepresentation, and fraud by negligent misrepresentation. We have alleged that the defendants fraudulently induced us to enter into a written agreement for services that the defendants never intended to provide or should have known that they could not provide. We are demanding an order requiring the defendants to return 75,000 shares of our common stock or damages for the monetary equivalent thereof, punitive damages, attorneys' fees and pre-judgment interest.

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

         The table below sets forth the range of high and low bid quotes of our common stock for each quarter for the last fiscal year, the only full fiscal year during which our common stock traded, as reported by Yahoo Finance. The bid prices represent inter-dealer quotations, without adjustments for retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.

                                           PERIOD            HIGH       LOW
                                       -----------------  ---------   --------
Fiscal Year Ended December 31, 2003     First Quarter       $1.50      $0.20
                                        Second Quarter      $0.49      $0.11
                                        Third Quarter       $0.80      $0.12
                                        Fourth Quarter      $0.80      $0.45


         As of March 19, 2004, there were approximately 104 holders of record of our common stock. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

         Since becoming a reporting company, we have never declared or paid any cash dividends on our common stock and do not expect to declare or pay any cash dividends in the foreseeable future. Prior to becoming a reporting company, we were an S corporation for tax reporting purposes and we paid dividends to our sole shareholder.

RECENT SALES OF UNREGISTERED SECURITIES

         On August 7, 2003 we issued to Mr. Shai Stern 100,000 shares of our common stock for services rendered in connection with stock promotion and financing activities. The value of the securities on the date of grant was $0.17 per share. The securities were issued in reliance upon the exemption provided in
Section 4(2) of the Securities Act of 1933.

         On August 20, 2003 we issued to Hanover Capital Corporation 125,000 shares of our common stock for services rendered in connection with stock promotion activities. The value of the securities on the date of grant was $0.35 per share. The securities were issued in reliance upon the exemption provided in
Section 4(2) of the Securities Act of 1933.

         On September 3, 2003 we issued to The Research Works 250,000 shares of our common stock for services rendered in connection with stock promotion activities. The value of the securities on the date of grant was $0.39 per share. The securities were issued in reliance upon the exemption provided in
Section 4(2) of the Securities Act of 1933.

         On September 30, 2003 we issued to Advanced Media Post, LLC 210,000 shares of our common stock as full payment for outstanding invoices relating to products manufactured for us. The value of the securities on the date of grant was $0.51 per share. The securities were issued in reliance upon the exemption provided in Section 4(2) of the Securities Act of 1933.

         On November 5, 2003 we issued to Trilogy Capital Partners, Inc. 150,000 shares of our common stock for services rendered to us. The value of the securities on the date of grant was $0.70 per share. We also granted warrants to Trilogy Capital Partners, Inc. to purchase an additional 150,000 shares of our common stock. The warrants were exercisable for $0.01 per share and have been exercised. These securities were issued in reliance upon the exemption provided in Section 4(2) of the Securities Act of 1933.

PURCHASE OF EQUITY SECURITIES

         In April 2003 we purchased 35,000 shares of our registered common stock. This purchase was not pursuant to a publicly announced plan or program and currently we do not intend to purchase any additional shares in this manner.

+-------------------------+----------------------+-----------------------+----------------------+----------------------+
|                         |                      |                       |                      | Maximum Number or    |
|                         |                      |                       | Total Number of      | Approximate Dollar   |
|                         |                      |                       | Shares Purchased as  | Value of Shares that |
|                         |                      |                       | part of a Publicly   | may yet be Purchased |
|                         | Total Number of      | Average Price Paid    | Announced Plan or    | Under the Plan or    |
| Period                  | Shares Purchased     | Per Share             | Program              | Program              |
+-------------------------+----------------------+-----------------------+----------------------+----------------------+
|                         |                      |                       |                      |                      |
+-------------------------+----------------------+-----------------------+----------------------+----------------------+
|      April 2003         |      35,000          |       $0.39           |         0            |         0            |
+-------------------------+----------------------+-----------------------+----------------------+----------------------+

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION

         Management's discussion and analysis of results of operations and financial condition are based on our financial statements. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require management to make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         In consultation with our Board of Directors, we have identified four accounting principles that we believe are key to an understanding of our financial statements. These important accounting policies require management's most difficult, subjective judgments.

         Revenue Recognition. We recognize revenue from product sales when we ship the product to the customer. Sales are recorded net of sales returns and discounts. We recognize revenue in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements."

         Allowance for Doubtful Accounts. We establish an allowance for doubtful accounts based on factors surrounding the credit risk of our customers, historical trends and other information. The allowance for doubtful accounts is established by analyzing each customer account that has a balance over 90 days past due. Each account is individually assigned a probability of collection. When other circumstances suggest that a receivable may not be collectible, it is immediately reserved for, even if the receivable is not yet in the 90-days-past due category.

         Inventory. Our inventories are stated at the lower of standard cost or market. Slow moving and obsolete inventories are analyzed for potential reserves on a quarterly basis. To calculate the reserve amount, we compare the current on-hand quantities with the actual usage over the past 36 months. On-hand quantities greater than actual usage are considered for reserve at the standard unit cost. Additionally, non-cancelable open purchase orders for inventory we are obligated to purchase, where demand has been reduced, may be reserved. Reserves for open purchase orders where the market price is lower than the purchase order price are also established.

         Income Taxes. We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), which is an asset and liability method of accounting that requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of accounting. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

RESULTS OF OPERATIONS

OVERVIEW

         According to media industry analysis, in the year 2003 consumers spent $14.4 billion purchasing DVDs. This is approximately $5 billion more than was spent on movie tickets or video rentals. Currently, there are approximately 27,000 movies now available on DVD and collectors are routinely building large libraries of films. We believe that consumers are using, and will continue to use, their discretionary income to build their film libraries, as they do with music and books. We also believe that the audience for anime will continue to grow worldwide, and that our investment in anime is well-timed.

         We experienced a decline in sales during 2003, which we attribute to a number of factors. First, the economy of the United States still has not fully recovered from the slowdown of the last two years, which we believe has driven down discretionary spending by consumers. Second, in an effort to stabilize the pricing of our products, we changed our pricing model. We no longer sell products to distributors at steep discounts. This policy allowed the distributors to sell the products to retailers at lower prices than we were willing to sell them. Also, we were unable to fulfill some orders during the fiscal year ended December 31, 2003 because of a lack of inventory. We have improved our inventory control procedures to try to avoid this in the future. Finally, Japanese anime and hentai are becoming more popular, both here in the United States and abroad, fueling competition in our market.

         Despite the decline in revenues during the 2003 fiscal year, we operated profitably. We implemented stringent cost-cutting procedures that significantly reduced our operating expenses. We also reduced our debt, which resulted in a significant reduction of interest expense. Because of these measures, we had net income for the 2003 fiscal year of over $300,000 as compared to a net loss for the 2002 fiscal year of over $900,000.

         We have also begun expanding our business and our product offerings. We recently produced our first contemporary music concert, which we plan to distribute. We believe that the production of music concerts will be a significant source of revenue, since we will own all the rights to the concerts. This will allow us to choose the manner in which we derive revenues from these works. For example, we will be able to broadcast the concerts on television and over the Internet as well as to sell them on DVD or CD. We also announced our acquisition of the North American licensing rights for 65 high definition DVD titles of classical concert music from Cascade Gmbh, a prominent German based DVD and CD label. Finally, we believe that we can increase revenue from our Internet sales through our digital rights management technology. This technology allows customers visiting our website to immediately download high definition, DVD-quality films, either for rent or for purchase. The customer can act spontaneously, obtaining immediate access to the film of his choice and avoid handling and shipping costs.

         With the exception of the licenses we will acquire, we have not made any material commitments for capital expenditures in the immediate future.

         Following is summary financial information reflecting our operations for the periods indicated.

                                                           Years Ended               Increase
                                                    12/31/2003     12/31/2002       (Decrease)               %
                                                    ----------     ----------       ----------             ----
Statements of Operations
    Sales                                          $ 3,745,297     $ 4,292,510     $  (547,213)            (13%)
    Cost of Sales                                    1,110,840       1,403,210        (292,370)            (21%)
         Percentage of Sales                                30%             33%             (3%)
    Gross Profit                                     2,644,457       2,889,300        (244,843)             (8%)
         Percentage of Sales                                70%             67%             (3%)
    Selling, General and Administrative Expenses     2,688,566       3,612,214        (923,648)            (26%)
    Interest Expense                                   133,282         214,684         (81,402)            (38%)
    (Loss) Before Other Income                        (177,391)       (937,598)       (760,207)            (81%)
    Other Income                                       485,442               0         485,442
    Income (Loss) Before Corporation Income            308,051        (937,598)      1,245,649            (133%)
    Taxes
    Corporation Income Tax (Benefit)                       800         (19,225)         20,025

    Net Income (Loss)                              $   307,251     $  (918,373)    $ 1,225,624             133%
    Net Income (Loss) Per Share
    Basic                                                  .03            (.09)            .12
    Diluted                                                .03            (.09)            .12

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

SALES

         Our revenues from operations for the year ended December 31, 2003 were $3,745,297, as compared to revenues of $4,292,510 for the year ended December 31, 2002, a 13% decrease. As noted above, we attribute the decrease in our revenues to the following:

     o   continued weak economic conditions;

     o our decision to discontinue discounting our product prices to certain customers, which resulted in reduced sales. Because we are the exclusive distributor for many of our products in the United States, our decision to stabilize our product pricing for all of our customers, while resulting in lower sales, prevents those customers who purchased from us at a reduced price from selling to others at a reduced price, thereby eroding our customer base;

     o   increased competition; and

     o lack of inventory so that we were unable to fulfill many of our sales orders. We have improved our inventory control procedures so that we are now able to fill orders that previously we could not fill due to lack of inventory.

         During January and February 2004, our sales increased in comparison to the same months in 2003. This increase is due to our release of new titles and our ability to fill orders that were placed during 2003. We also received $2,500,000 from private offerings of our securities that closed in February 2004. We plan to use these funds primarily for the purchase of new licenses and the production of popular music concerts.

COST OF SALES AND GROSS PROFIT

         Due to our lower sales, our gross profit from operations for the fiscal year ended December 31, 2003 decreased to $2,644,457 as compared to $2,889,300 for the fiscal year ended December 31, 2002. Our gross profit increased to 70.6% in 2003 as compared to 67.3% in 2002. This increase resulted partially from our decision to stabilize our pricing by discontinuing the discounts we had given in the past to certain customers and partially from a reduction in our replication costs. We expect the reduction in replication costs to continue during 2004.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative costs decreased by $923,648, to $2,688,566 for the year ended December 31, 2003 as compared to $3,612,214, for the prior fiscal year, a 25.6% decrease. The decrease in selling, general and administrative expenses was attributable to a cost savings program implemented by management during the year ended December 31, 2003, which included a reduction in personnel, various cost eliminations, reduced use of computer consultants, reduced royalties due to reduced sales and a $168,500 write-off of obsolete royalty advances in 2002. Professional fees increased mainly due to costs involved in the preparation of our SEC filings. A summary of our costs is as follows:

                                                               Years Ended           Increase
                                                         12/31/2003    12/31/2002   (Decrease)      %
                                                         ----------    ----------   ----------    ----
Selling, General and Administrative Expenses
     Salaries, wages and payroll taxes                    $1,042,884   $1,221,957   $ (179,073)   (15%)
     Professional fees                                       346,920      182,190      164,730     90%
     Royalty expenses                                        305,610      655,238     (349,628)   (53%)
     Advertising                                               5,611       39,510      (33,899)   (86%)
     Automobile expenses                                      73,239       91,098      (17,859)   (20%)
     Credit card fees                                         68,229       85,604      (17,375)   (20%)
     Depreciation Expense                                    316,649      623,067     (317,457)   (50%)



                                                               Years Ended           Increase
                                                         12/31/2003    12/31/2002   (Decrease)      %
                                                         ----------    ----------   ----------    ----
     Rent                                                    109,471      107,670        1,801      2%
     Freight and Delivery                                     64,785       90,949      (26,154)   (29%)
     Other selling, general and administrative expenses      257,298      446,771     (194,473)   (44%)

          Total Selling, General and Administrative
     Expenses                                             $2,688,566   $3,612,214   $ (923,648)   (26%)


         Even with a decline in sales, we recorded a net profit of $307,251 from operations in the 2003 fiscal year as compared to a net loss from operations of $918,373 in the 2002 fiscal year. Along with the reduction in our debt and in our selling, general and administrative expenses, we recovered $320,394 in production costs relating to licenses for various works of anime.

INTEREST EXPENSE

         Interest expense decreased $81,402, or 38%, due to the repayment of debt, reduction in the interest rates on debt due to changes in the prime rate of borrowing, and lower interest rates on new borrowings.

                               Years Ended                Increase
                        12/31/2003      12/31/2002       (Decrease)     %
                        ----------      ----------       ----------   -----

Interest Expense        $  133,282      $  214,684       $ (81,402)    (38%)

OTHER INCOME (EXPENSE)

         Our other income is comprised of the following:

        Cost recovery, KSS contract                                   $320,394
        Cancellation of debt                                           169,868
        Loss on disposal of asset                                      (4,820)
                                                                       -------

             Total Other Income                                       $485,442
                                                                      ========

         Cost recovery, KSS Contract - We license certain digital masters from KSS and we are permitted to recover from KSS any costs we incur for developing DVD masters, advertising and related costs. During the year ended December 31, 2003, we offset a total of $320,394 in such costs against license royalties that are due to KSS. These costs are recorded as advance royalty payments and will be used to offset future royalties, as they accrue.

         Cancellation of Debt - During the year ended December 31, 2003, we were able to negotiate reductions in accounts and notes payable in the amount of $169,868.

CORPORATION INCOME TAXES (BENEFIT)

                                                              Years Ended
                                                         12/31/2003  12/31/2002

Corporation Income Taxes (Benefit)
        Federal income tax                               $      0    $(20,225)
        State of California franchise tax                     800         800
                                                         --------    --------
             Total Corporation Income Taxes (Benefit)    $    800    $(19,225)
                                                         ========    ========

         During the year ended December 31, 2002 we experienced a tax net operating loss and as a result, carried-back a portion of the loss and obtained a refund from the Internal Revenue Service in the amount of $20,025. For the year ended December 31, 2003 we will apply a portion of this net operating loss carryforward to our net income and owe no federal or state tax. Each year we are responsible for an $800 minimum franchise tax to the State of California.

NET INCOME (LOSS)

         Our net loss decreased from $918,373 in the year ended December 31, 2002 to a profit of $307,251 in the year ended December 31, 2003. The change of $1,225,624 was due to our improvement in our gross profit on items sold, our cost containment programs, our costs recovered on the KSS contract and our cancellation of debt.

LIQUIDITY AND CAPITAL RESOURCES

         To date, we have financed our operations with cash from our operating activities, a bank line of credit, a loan from the Small Business
Administration, various loans from individuals and a private offering of our securities.

         Our capital requirements, particularly as they relate to the production of popular music concerts and expanding our film and anime library, have been and will continue to be significant. Our future cash requirements and the adequacy of available funds will depend on many factors, including the pace at which we expand our business generally, and our film library in particular, the general state of the economy, which impacts the amount of money that may be spent for entertainment, our ability to negotiate favorable license agreements with producers and copyright holders of various works, the continued popularity of anime and whether or not the works we acquire appeal to consumers and whether or not the production and distribution of popular music concerts proves to be lucrative.

         Because of our tight cash flow it is likely that, during the next 12 month period we will seek financing from one or more sources such as lending institutions, private individuals, including our President and Chief Executive Officer, Mr. Lee Kasper, or by sales of our securities. Additional financing may not be available on acceptable terms, or at all.

         At December 31, 2003 cash amounted to $30,827. Our primary sources of cash in fiscal 2003 consisted of cash provided by operating activities and loans.

         The primary uses of cash for the fiscal year ended December 31, 2003 consisted of licensing costs and general operating costs. We believe that cash generated by our current operations will be sufficient to continue our business for the next 12 months, however cash generated by current operations will not provide the means to allow us to expand operations by licensing a significant number of new works of anime, which are costly to obtain, and to continue producing popular music concerts. In February 2004 we raised gross proceeds of $2,500,000 through a private offering of our securities. A portion of these funds have been used to repay loans made to us by Mr. Kasper and his affiliates. The remainder of the proceeds will be used in our general operations, primarily for the licensing of additional anime titles and the production of popular music concerts.

                                                             Years Ended             Increase
Working Capital                                        12/31/2003    12/31/2002     (Decrease)
                                                       ----------    ----------     ----------
Current Assets                                        $ 1,436,826    $ 1,480,431    $   (43,605)
Current Liabilities                                     2,158,368      2,659,151        500,783
                                                      -----------    -----------    -----------
            Deficit Working Capital                   $  (721,542)   $(1,178,720)   $   457,178
                                                      ===========    ===========    ===========
Long-term Debt                                        $ 1,187,880    $ 1,094,230    $    93,650
                                                      ===========    ===========    ===========
Stockholders' Equity Increase                         $   605,830    $   334,568    $   271,262
                                                      ===========    ===========    ===========

         The positive changes in our working capital resulted from our 2003 profit, settlement of debt with common stock and issuance of common stock for cash.

STOCKHOLDERS' EQUITY

         Stockholders' equity increased by $940,398 in the 2003 fiscal year, primarily due to our net income of $307,251 and because we succeeded in obtaining a waiver from a shareholder of certain rights it was granted in connection with the acquisition of our common stock.


STATEMENTS OF CASH FLOWS SELECT INFORMATION

                                                              Years Ended
                                                12/31/2003                    12/31/2002
                                                ----------                    ----------
Net Cash Provided (Used) By:
Operating Activities                            $(130,945)                    $ 379,008
Investing Activities                            $(327,013)                    $(588,181)
Financing Activities                            $ 479,548                     $ 135,432

OPERATING ACTIVITIES

         During the year ended December 31, 2003, cash was provided by net profits, reductions in inventory and tax refunds. Cash was used by operations to fund increases in accounts receivable, to make advances to employees, to pay advance royalties, to prepay expenses and to reduce accounts payable and accrued liabilities. During the year ended December 31, 2002, net cash provided by operating activities was provided by accounts receivable, inventories, advance royalties, and increases in accounts payable and accrued liabilities, while cash was used by operations from the net loss, tax refund, prepaid expenses and corporate income taxes.

INVESTING ACTIVITIES

         During the year ended December 31, 2003, net cash used by investing activities was $327,013 as compared to $588,181 for the year ended December 31, 2002. Cash used by investing activities was used principally for the acquisition of property and equipment.

FINANCING ACTIVITIES

         Net cash provided by financing activities was $479,548 for the year ended December 31, 2003 as compared to $135,432 of net cash provided by financing activities during the year ended December 31, 2002. During the year ended December 31, 2003, we received $900,000 from the proceeds of new loans, all of them from our President and Chief Executive Officer, Mr. Lee Kasper, and $150,000 from issuance of our common stock. We used funds totaling $570,452 for reduction of debt, including the repayment of promissory notes to third parties, payment of a loan to an officer, and payments made toward capital leases. During the year ended December 31, 2002, we received $207,282 from issuance of our common stock and debt financing, and we used our funds to repay $71,850 on notes and capital leases payable.

SOURCES OF CASH

         On February 2, 2004 and again on February 27, 2004 we completed a private sale of units to accredited investors. The units consisted of one share of common stock and a warrant to purchase two shares of common stock. Through these offerings we raised a total of $750,000 and $1,750,000 in gross proceeds, respectively. The price per unit was $0.40 and the warrant conversion price is $0.75.

         In 2002 we had a bank line of credit in the amount of $650,000. Our agreement with the lender, U.S. Bank, N.A., required us to comply with stringent financial covenants, including debt to equity ratios, a tangible net worth covenant and a working capital covenant. Because we breached the covenants, U.S. Bank asked us to make arrangements to pay the line of credit in full. On November 7, 2002, U.S. Bank, N.A. agreed to make a loan in the amount of $640,000 to Lee Kasper, our President, who used the proceeds to pay-off our line of credit. The loan to Mr. Kasper requires 30 monthly payments of $21,333 plus interest at 3% over prime. The Company pledged all of its assets as collateral for repayment of the loan and has guaranteed repayment of the loan.

      The principal amount of the loan we received through the Small Business Administration is $900,000. Interest is adjusted at least once each year. The interest rate was 2% above the prime rate. The loan had a 10-year term. In July 2003, we renegotiated the loan, reducing the monthly payments to $6,415, including interest, and extending the due date to July 14, 2018.

      In February 2003 our President and majority shareholder, Mr. Lee Kasper, received a personal loan in the amount of $500,000. The interest rate on the loan is 3% and the loan is scheduled to be repaid over 36 months. Mr. Kasper loaned these funds to us on identical terms. We used these funds to expand our library of anime titles.

      In September 2003 we also borrowed $360,000 from Mr. Kasper and a total of $100,000 from trusts created for the benefit of his children. All of these loans had a term of one year and bore simple interest at the rate of 10%. We repaid these loans with part of the proceeds we received from the financing we undertook in February 2004.

      The Company is committed to royalties ranging from 20% to 30% on specific royalty contracts.

      In August 1998 we entered into an agreement with Ritek Corporation whereby we received an advance in the amount of $400,000 against royalties to be earned through the sale of the children's game, "Shadoan". We also agreed to pay simple interest of 8.5% per year on the advance amount. We used this money to acquire the license for the game as well as for working capital. As consideration for the advance, we agreed that, so long as the advance amount was outstanding, our ownership of the license to the game would be shared equally with Ritek Corporation. We further agreed to retain the services of Ritek Corporation to replicate the game, at a per disc price that was competitive in our industry. Ritek Corporation agreed that we could repay the advance by paying a per-disc charge of $2 over the replication price. If we fail to make payments in accordance with our agreement, Ritek Corporation is entitled to give us notice of default. If we fail to pay the principal amount within 10 days after we receive the notice, we are required to forfeit our ownership rights in the license to Ritek Corporation. We have derived minimal revenues from the game and we have not repaid the advance in accordance with our agreement. As of December 31, 2003, the unpaid balance of the advance was $400,000. We failed to pay all of the interest that accrued during the past two fiscal years, and we have recorded a liability for unpaid interest totaling $65,167 for the fiscal year ended December 31, 2003. Ritek Corporation has not given us notice of default and has not asked us to transfer our rights to the license. If we were required to transfer our license to the game to Ritek Corporation, it would not have a significant impact on our revenues or the results of our operations.

         Currently, we have no commitments for additional financiang.

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

      WE WILL CONTINUE TO NEED MONEY TO LICENSE PRODUCTS AND WE ARE NOT SURE WE CAN OBTAIN ADDITIONAL FINANCING. IF WE CANNOT OBTAIN ADDITIONAL FINANCING, IT WILL ADVERSELY AFFECT OUR BUSINESS AND RESULTS OF OPERATIONS AND THE VALUE OF YOUR INVESTMENT.

      We acquire licenses to reproduce and sell general entertainment products. The products we license include films, musical concerts and karaoke products. Many of these licenses, especially those relating to our hentai products, are extremely expensive to obtain and most of them require us to pay significant up-front advances against future royalties and distribution fees. We are also beginning to produce and distribute popular music concerts, which require a substantial cash outlay.

      While our cash flow from operations is sufficient to support our day-to-day operations, it is unlikely that we will be able to continue to acquire titles or produce music concerts without additional financing. In the past, we have borrowed money from Lee Kasper, our majority shareholder, and sold our securities to raise money to acquire product licenses. Currently, we have no commitments for additional financing. To the extent that we need more money to acquire additional licenses, we cannot assure you that funds will be available to us on favorable terms, or at all. To the extent that additional money is raised through the sale of our securities, the issuance of those securities could result in dilution to our shareholders. The unavailability of funds could have a material adverse effect on our ability to expand our library of titles or continue our concert production work, which will adversely affect our business and results of operations and the value of your investment.

      THE HOME ENTERTAINMENT INDUSTRY IS INTENSELY COMPETITIVE. WE CANNOT GUARANTEE YOU THAT WE CAN COMPETE SUCCESSFULY. IF WE DO NOT COMPETE SUCCESSFULY, YOUR INVESTMENT COULD BECOME WORTHLESS.

      The home entertainment industry is intensely competitive. Our competitors include major motion picture studios and music labels that are much larger than we are and have far greater name recognition and financial resources than we have. We also compete against smaller, independent companies that seek, as we do, to create niche markets.

      In 2000 we began licensing Japanese hentai, a form of adult animation. We dubbed over the sound tracks of these films, using the voices of actors from the adult entertainment industry. During the 2000 and 2001 fiscal years, we earned $4,186,673 and $5,021,232 in gross revenues, respectively. These films accounted for approximately 30% of our sales for the fiscal year ended December 31, 2000 and approximately 50% of our sales for the fiscal year ended December 31, 2001.

      Due in part to the slowdown of the U.S. economy, which we believe has had an adverse effect on discretionary consumer spending, in part to an increase in competition in the sale of Japanese anime and hentai, and in part to a change in our business strategy to prevent erosion of our customer base through discounted pricing of our products, our gross revenues declined to $4,292,510 for the fiscal year ended December 31, 2002 and $3,745,297 for the fiscal year ended December 31, 2003.

      In order to strengthen our competitive presence in our market we have implemented a new technology that we call digital rights management, or DRM, that allows consumers to download films from our website, for either rent or purchase. The technology delivers high definition and DVD-quality audio and video over the Internet, but prevents copying or further distribution of the work by the consumer. We believe that this easy method of downloading films for immediate viewing will encourage visitors to our website to act spontaneously to rent or purchase these products. We are also beginning to produce and distribute popular music concerts, which we believe will sell as well as our films.

      In spite of the measures we have introduced, we may not be able to compete successfully in our market. If we fail to compete successfully, our business and your investment will be adversely affected.

      THE MARKET IN WHICH WE DO BUSINESS MAY CHANGE, DECREASING THE DEMAND FOR OUR PRODUCTS. IF THE DEMAND FOR OUR PRODUCTS DECLINES, OUR BUSINESS AND RESULTS OF OPERATIONS MAY BE ADVERSELY AFFECTED WHICH, IN TURN, WILL CAUSE THE VALUE OF YOUR INVESTMENT TO DECLINE.

      In spite of the introduction of our digital rights management technology, which allows consumers visiting our website to immediately download films over the Internet, the majority of our revenues are derived from sales of our DVD products. Our DVD products compete with pay-per-view cable television systems, in which cable television subscribers pay a fee to see a movie or other program selected by the subscriber. Existing pay-per-view services offer a limited number of channels and programs and are generally available only to households with a converter to unscramble incoming signals. Recently developed technologies, however, permit certain cable companies, direct broadcast satellite companies, telephone companies and other telecommunications companies to transmit a much greater number of movies to homes in more markets. Ultimately, further improvements in these technologies or the development of other technologies, such as Internet-TV, could lead to the availability of a broad selection of movies or music videos to consumers on demand at low prices, which could substantially decrease the demand for DVD-video purchases or rentals. This could have a material adverse effect on our financial condition and results of operations and on the value of your investment.

      WE RELY ON SALES TO A FEW KEY CUSTOMERS. OUR BUSINESS AND FINANCIAL RESULTS COULD BE ADVERSELY AFFECTED IF WE LOST THESE CUSTOMERS, WHICH WOULD CAUSE THE VALUE OF YOUR INVESTMENT TO DECLINE.

      As a percentage of total revenues, our net sales to our four largest customers during the fiscal year ended December 31, 2003 totaled approximately 28.86%. One major customer accounted for over 14% of our revenues in fiscal 2003. Although we have long-established relationships with many of our customers, we do not have long-term contractual arrangements with any of them. A decrease in business from any of our major customers could have a material adverse effect on our results of operations and financial condition and the value of your investment.

      WE COULD BECOME INVOLVED IN LITIGATION OVER OUR RIGHTS TO USE OUR PRODUCTS, OR THE RIGHTS OF OTHERS TO USE OUR PRODUCTS. RESOLUTION OF ANY SUCH LITIGATION COULD BE TIME CONSUMING AND COSTLY, WHICH MAY HAVE A MATERIAL ADVERSE AFFECT OUR OPERATIONS AND FINANCIAL POSITION.

      We are not aware that any of our products infringe the proprietary rights of third parties, and we are not currently engaged in any material intellectual property litigation or proceedings. Nonetheless, we cannot assure you that we will not become the subject of infringement claims or legal proceedings by third parties with respect to our current or future products. In addition, we may initiate claims or litigation against third parties for infringement of our proprietary rights, or to establish the validity of our proprietary rights. Any such claims could be time-consuming, divert management from our daily operations, result in litigation, cause product shipment delays or lead us to enter into royalty or licensing agreements rather than disputing the merits of such claims. Moreover, an adverse outcome in litigation or a similar adversarial proceedings could subject us to significant liabilities to third parties, require the expenditure of significant resources to develop non-infringing products, require disputed rights to be licensed from others or require us to cease the marketing or use of certain products, any of which could have a material adverse effect on our business and operating results.

      GOVERNMENT REGULATIONS COULD ADVERSELY EFFECT THAT PORTION OF OUR BUSINESS THAT RELATES TO LATE NIGHT PROGRAMMING. IF WE WERE PROHIBITED FROM DISSEMINATING LATE NIGHT PROGRAMMING, IT WOULD HAVE A MATERIAL ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS. THIS COULD CAUSE THE VALUE OF YOUR INVESTMENT TO DECLINE.

      During 2003 approximately 10.23% of our sales were from late night programming, that is, programming that includes sexually explicit content which is made to be viewed solely by adults. If we include hentai in the category of late night programming, then approximately 62.11% of our sales would fall into this category.

      Although the right to create material containing sexually explicit content is protected by the First and Fourteenth Amendments to the United States Constitution, the First and Fourteenth Amendments do not protect the dissemination of this material. Several states and communities in which our products are distributed have enacted laws regulating the distribution of such programming, with some offenses designated as misdemeanors and others as felonies. The consequences for violating the state statutes are as varied as the number of states enacting them. Similarly, there is a federal prohibition with respect to the dissemination of late night programming, and the potential penalties for individuals (including corporate directors and officers) violating these federal laws include fines, community service, probation, forfeiture of assets and incarceration. While we undertake to restrict the distribution of our products in order to comply with all applicable statutes and regulations, we cannot assure you that our efforts will be successful and that we will always be in compliance. If we are accused of failing to comply, we may incur substantial legal costs to defend the action, management will likely be diverted from its routine activities to assist with preparing the defense, and we could incur significant fines or penalties if we fail to prevail in our defense.

      Furthermore, because of the adult content of our products, many people may regard our business as unwholesome. Federal, state and municipal governments, along with various religious and children's advocacy groups, consistently propose and pass new legislation aimed at restricting provision of, access to, and content of late night entertainment. These groups also may file lawsuits against providers of late night entertainment, encourage boycotts against such providers, and mount negative publicity. We cannot assure you that our products will not be subject to successful legal challenges in the future.

      If we lost the ability to sell our late night products, or if our ability to sell these products was substantially curtailed, it would have a material adverse affect on our business and operating results and on the value of your investment.

      WE ARE DEPENDENT FOR OUR SUCCESS ON A FEW EMPLOYEES. THE LOSS OF ONE OR MORE OF THESE EMPLOYEES COULD HAVE AN ADVERSE EFFECT ON OUR OPERATIONS.

      Our future success will depend, to a significant degree, on the continued services of our executive officers and other key personnel, particularly our founder, Mr. Lee Kasper, and our Vice President, Mr. Joseph Giarmo. The loss of Mr. Kasper's or Mr. Giarmo's services would have a material adverse effect on our business and operations.

ITEM 7. FINANCIAL STATEMENTS

      The financial statements, together with the independent auditors' report thereon, appear beginning on page F-1 of this report.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of NuTech Digital, Inc.:

We have audited the accompanying balance sheet of NuTech Digital, Inc. (the "Company") as of December 31, 2003 and the related statements of operations, stockholders' equity and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NuTech Digital, Inc. as of December 31, 2003 and the results of its operations and its cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Farber & Hass, LLP

Camarillo, California
March 18, 2003

                              NUTECH DIGITAL, INC.
                                  BALANCE SHEET
                                DECEMBER 31, 2003


                                     ASSETS

CURRENT ASSETS
    Cash                                                                 $   30,827
    Accounts receivable, net                                                475,691
    Other receivables                                                         3,250
    Inventories                                                             630,739
    Royalty advances, current portion                                       235,990
    Prepaid expenses, current portion                                        60,329
                                                                         ----------
           TOTAL CURRENT ASSETS                                           1,436,826
                                                                         ----------

PROPERTY AND EQUIPMENT, NET OF
   ACCUMULATED DEPRECIATION                                               1,482,169
                                                                         ----------

OTHER ASSETS
                  Royalty advances, long-term portion                     1,409,010
         Prepaid loan costs, long-term portion                               30,841
         Deposits                                                             7,800
                                                                         ----------

          TOTAL OTHER ASSETS                                              1,447,651
                                                                         ----------

          TOTAL ASSETS                                                   $4,366,646
                                                                         ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                    $   653,074
     Accrued liabilities                                                      58,608
     Accrued interest                                                        113,410
     Capital leases payable, current portion                                  25,117
     Notes payable, related parties, current portion                         876,248
     Notes payable, other, current portion                                   431,911
                                                                         -----------

                TOTAL CURRENT LIABILITIES                                  2,158,368
                                                                         -----------

LONG-TERM LIABILITIES
      Capital leases payable, long-term portion                                8,835
     Notes payable, related parties, long-term portion                       339,325
     Notes payable, other, long-term portion                                 702,154
     Convertible promissory notes                                            137,566
                                                                         -----------

         TOTAL LONG-TERM LIABILITIES                                       1,187,880
                                                                         -----------

REDEEMABLE COMMON STOCK                                                       80,000
                                                                         -----------

STOCKHOLDERS' EQUITY
       Preferred stock
          Authorized - 50,000,000 shares
          Issued and outstanding -0- shares                                        0
       Common stock
        Authorized 100,000,000 shares, no par value
        Issued and outstanding - 12,883,248 shares                         1,519,902
       Accumulated (deficit)                                                (579,504)
                                                                         -----------

          TOTAL STOCKHOLDERS' EQUITY                                         940,398
                                                                         -----------

     TOTAL LIABILITIES AND
             STOCKHOLDERS' EQUITY                                        $ 4,366,646
                                                                         ===========


                             See Accompanying Notes.

                              NUTECH DIGITAL, INC.
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                              2003                 2002
                                                          -----------          -----------
SALES                                                     $ 3,745,297          $ 4,292,510

COSTS OF SALES                                              1,100,840            1,403,210
                                                          -----------          -----------
          GROSS PROFIT                                      2,644,457            2,889,300
                                                          -----------          -----------
EXPENSES
       SELLING EXPENSES                                       515,495              904,206
          GENERAL AND ADMINISTRATIVE
         EXPENSES                                           2,173,071            2,708,008
                                                          -----------          -----------
       TOTAL EXPENSES                                       2,688,566            3,612,214
                                                          -----------          -----------
          OPERATING (LOSS)                                    (44,109)            (722,914)
INTEREST EXPENSE                                              133,282              214,684
                                                          -----------          -----------
          (LOSS) BEFORE OTHER INCOME                         (177,391)            (937,598)
                                                          -----------          -----------
OTHER INCOME (EXPENSE)
    Cost recovery, KSS contract                               320,394                    0
    Cancellation of debt                                      169,868                    0
    Loss on disposal of asset                                  (4,820)                   0
                                                          -----------          -----------
         TOTAL OTHER INCOME                                   485,442                    0
                                                          -----------          -----------
          INCOME (LOSS) BEFORE
             CORPORATION INCOME TAXES                         308,051             (937,598)
CORPORATION INCOME TAXES (BENEFIT)                                800              (19,225)
                                                          -----------          -----------
          NET INCOME (LOSS)                               $   307,251          $  (918,373)
                                                          ===========          ===========
NET INCOME (LOSS) PER COMMON SHARE
   BASIC                                                  $       .03          $      (.09)
                                                          ===========          ===========
   DILUTED                                                $       .03          $      (.09)
                                                          ===========          ===========
WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING
   BASIC                                                   11,290,644           10,257,979
                                                          ===========          ===========
   DILUTED                                                 12,068,727           10,257,979
                                                          ===========          ===========

                             See Accompanying Notes.

                              NUTECH DIGITAL, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                                           PREFERRED STOCK                  COMMON STOCK
                                  ------------------------------  --------------------------------      ACCUMULATED
                                      SHARES          AMOUNT          SHARES            AMOUNT            DEFICIT         TOTAL
                                  -------------    -------------  --------------   ---------------    --------------   -----------
BALANCE, JANUARY 1, 2002                      0    $           0      10,018,550    $    1,008,643    $       31,618   $ 1,040,261

ISSUANCE OF COMMON STOCK FOR:
    CASH-PRIVATE PLACEMENT                    0                0          16,666            25,000                 0        25,000
    NOTES PAYABLE (INCLUDED IN
        REDEEMABLE COMMON STOCK)              0                0         218,333                 0                 0             0
    PREPAID OFFERING COSTS                    0                0         126,620           189,930                 0       189,930

COSTS INCURRED FOR PRIVATE
    PLACEMENT
        PAID BY CASH                          0                0               0            (2,250)                0        (2,250)

NET (LOSS) FOR THE YEAR ENDED
    DECEMBER 31,  2002                        0                0               0                 0          (918,373)     (918,373)
                                  -------------    -------------  --------------    --------------    --------------   -----------
BALANCE, DECEMBER 31, 2002                    0    $           0      10,380,169         1,221,323          (886,755)      334,568

ISSUANCE OF COMMON STOCK FOR:
    SERVICES UNDER 2003
       CONSULTANT STOCK PLAN                  0                0       1,315,000           195,300                 0       195,300
    OTHER SERVICES                            0                0         603,079           121,666                 0       121,666
    ACCOUNTS PAYABLE                          0                0         210,000            83,125                 0        83,125
    CASH - PRIVATE PLACEMENTS                 0                0         375,000           150,000                 0       150,000

ALLOCATION OF OFFERING COST-
   PRIMARILY LEGAL FEES                       0                0               0          (499,012)                0      (499,012)

REDEEMABLE COMMON STOCK                       0                0               0           247,500                 0       247,500

NET INCOME FOR THE YEAR ENDED
    DECEMBER 31, 2003                         0                0               0                 0           307,251       307,251
                                  -------------    -------------  --------------   ---------------    --------------   -----------
BALANCE, DECEMBER 31, 2003                    0    $           0      12,883,248   $     1,519,902    $     (579,504)  $   940,398
                                  =============    =============  ==============   ===============    ==============   ===========


                             See Accompanying Notes.

                              NUTECH DIGITAL, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                                  2003           2002
                                                                               ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net income (loss)                                                       $ 307,251      $(918,373)
       Adjustments to reconcile net income (loss) to net
          cash provided (used) by operating activities:
          Depreciation                                                           316,649        623,067
          Cost recovery, KSS contract                                           (320,394)             0
          Cancellation of debt                                                  (169,868)             0
          Loss on disposal of asset                                                4,820              0
          Allowance for doubtful accounts                                         31,665         36,998
          Issuance of common stock for services                                  226,966              0
          Issuance of common stock for interest                                        0         37,500
          Allowance for royalty losses                                             5,000              0
       Deferred tax assets/liabilities                                                 0         (1,400)
       Changes in operating assets and liabilities:
          Accounts receivable                                                   (140,627)       535,439
          Corporation income tax refund                                           40,669        (40,669)
          Advance to employees and other receivables                              (3,250)             0
          Inventories                                                            238,812         28,448
          Royalty advances                                                      (178,475)        90,239
          Prepaid expenses                                                       (27,475)      (237,768)
          Accounts payable                                                      (237,860)       214,540
          Accrued liabilities                                                   (224,828)        44,496
          Corporation income taxes payable                                             0        (33,509)
                                                                               ---------      ---------

       NET CASH PROVIDED (USED) BY
         OPERATING ACTIVITIES                                                   (130,945)       379,008
                                                                               ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
       Purchases of property and equipment                                      (327,013)      (588,181)
                                                                               ---------      ---------

       NET CASH (USED) BY INVESTING ACTIVITIES                                  (327,013)      (588,181)
                                                                               ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
       Net proceeds from issuance of common stock                                150,000         22,750
       Proceeds from notes payable, other                                        900,000         33,335
       Repayments of notes payable                                              (517,590)       (62,348)
       Proceeds from bank line of credit and officer's loan                            0        121,831
       Changes in loans payable, officer                                         (33,482)        29,366
       Payments on capital leases payable                                        (19,380)        (9,502)
                                                                               ---------      ---------

       NET CASH PROVIDED BY FINANCING ACTIVITIES                                 479,548        135,432
                                                                               ---------      ---------

                             See Accompanying Notes.

                              NUTECH DIGITAL, INC.
                       STATEMENT OF CASH FLOWS (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002



                                                                                  2003           2002
                                                                               ---------      ---------
NET INCREASE (DECREASE) IN CASH                                                $  21,590      $ (73,741)

CASH BALANCE, AT BEGINNING OF YEAR                                                 9,237         82,978
                                                                               ---------      ---------

CASH BALANCE, AT END OF YEAR                                                   $  30,827      $   9,237
                                                                               =========      =========

SUPPLEMENTARY DISCLOSURE OF
   CASH FLOW INFORMATION

   CASH PAID DURING THE YEAR FOR:

       Interest                                                                $  65,869      $ 243,330
                                                                               =========      =========

       Taxes                                                                   $       0      $  33,509
                                                                               =========      =========

NON-CASH INVESTING AND FINANCING
   ACTIVITIES

       Issuance of common stock for services and consulting fees               $ 295,966      $       0
                                                                               =========      =========

       Issuance of common stock for accounts payable, notes
         payable and accrued interest                                          $ 104,125      $ 327,500
                                                                               =========      =========

      Issuance of common stock for offering costs                              $ 459,474      $ 189,930
                                                                               =========      =========


                             See Accompanying Notes.

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


  NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

          BASIS OF PRESENTATION

          The Company's financial statements have been prepared on an accrual basis of accounting, in conformity with accounting principles generally accepted in the United States of America. These principles contemplate the realization of assets and liquidation of liabilities in the normal course of business.

          ACCOUNTS RECEIVABLE

          Accounts receivable are reported at the customers' outstanding balances less any allowance for doubtful accounts. Interest is not included on overdue accounts.

          ALLOWANCE FOR DOUBTFUL ACCOUNTS

          The allowance for doubtful accounts on accounts receivables is charged to income in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers. Accounts receivable are charged off against the allowance when collectibiltiy is determined to be permanently impaired (bankruptcy, lack of contact, account balance over one year old, etc).

          ROYALTY ADVANCES

          Royalty advances are stated at cost, less royalties accrued on the contracts and less an allowance for potential obsolescence.

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


  NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

          ACCOUNTING ESTIMATES

          Management uses estimates and assumptions in preparing financial statements in accordance with accounting principles generally accepted in the United States of America. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used.

          REVENUE RECOGNITION

          The Company recognizes revenue from product sales when the goods are shipped and title passes to customers. The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin 101.

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


  NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

          The Company has financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at December 31, 2003 as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

          COMMON STOCK ISSUED FOR NON-CASH TRANSACTIONS

          It is the Company's policy to value stock issued for non-cash transactions, such as services, at the fair market value of the goods or services received or the consideration granted, whichever is more readily determinable, at the date of the transaction.

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


  NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

          SHIPPING AND HANDLING COSTS

          The Company's policy is to classify shipping and handling costs as part of selling, general and administrative costs in the statements of operations. These costs for the year ended December 31, 2003 and 2002 amounted to $68,003 and $88,949, respectively.

          SEGMENT INFORMATION

          The Company sells its products primarily to retail stores and distributors. Approximately 6% of the Company's revenues in 2003 were to customers outside of the United States of America (no specific concentration). The Company had one customer whose sales exceeded 10% of revenue.

          RECENTLY-ISSUED ACCOUNTING PRONOUNCEMENTS

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

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


  NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          December 15, 2002 for transition guidance and annual disclosure provisions; for financial reports containing financial statements for interim periods beginning after December 15, 2002 for interim disclosure provisions.

          In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Statements with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer of debt classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify certain financial instruments as a liability (or an asset in some circumstances) instead of equity. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company will adopt this Statement on July 1, 2003.

          In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation 46 "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51". This Interpretation requires a Company to consolidate the financial statements of a "Variable Interest Entity" ("VIE"), sometimes also known as a "special purpose entity", even if the entity does not hold a majority equity interest in the VIE. The Interpretation requires that if a business enterprise has a "controlling financial interest" in a VIE, the assets, liabilities, and results of the activities of the VIE should be included in consolidate financial statements with those of the business enterprise, even if it holds a minority equity position. This Interpretation was effective immediately for all VIE's created after January 31, 2003; for the first fiscal year or interim period beginning after June 15, 2003 for VIE's in which a Company holds a variable interest that it acquired before February 1, 2003.

          In December 2003, the FASB issued SFAS 132R. This Statement revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, Employers' Accounting for Pensions, No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. This Statement retains the disclosure requirements contained in FASB Statement No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The Company will adopt the provisions of SFAS 132R on January 1, 2004.

          The Company does not believe that any of these recent accounting pronouncements will have a material impact on their financial position or results of operations.

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


NOTE 2    ACCOUNTS RECEIVABLE

          A summary of accounts receivable and allowance for doubtful accounts is as follows:

                    Accounts receivable                                    $        522,424

                    Allowance for doubtful accounts                                 (46,733)
                                                                           ----------------

                    Net accounts receivable                                $        475,691
                                                                           ================

          At December 31, 2003 two customers owed the Company $135,924, which was 27% (14% and 13%), of total accounts receivable.

              Allowance for doubtful accounts
                  Balance, January 1, 2003                                 $         15,000
                  Increase to allowance                                              31,733
                                                                           ----------------

                  Balance, December 31, 2003                               $         46,733
                                                                           ================

NOTE 3    MAJOR CUSTOMERS

          For the year ended December 31, 2003, the Company had one customer that accounted for 14% of total revenue. For the year ended December 31, 2002, the Company had no customer whose sales were 10% of the total revenue.


NOTE 4    INVENTORIES

          The inventories are comprised of completed DVDs and Karoake CDs.

NOTE 5    ADVANCE ROYALTIES

          The Company has acquired the licensing, manufacturing and distribution rights to various movies from the owners of the titles. The Company pays royalties from 20% - 30% of the net sales proceeds. Royalty costs for the years ended December 31, 2003 and 2002 were $305,160 and $655,238, respectively.

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


NOTE 6    PROPERTY AND EQUIPMENT

          Property and equipment and accumulated depreciation consists of :

          Completed masters                             $ 3,967,657
          Masters in process                                 26,764
          Office furniture and equipment                    109,417
          Computer equipment                                185,189
          Computer software                                  48,801
          Warehouse equipment                               121,850
          Trade show equipment                               25,855
          Leasehold improvements                            112,041
                                                        -----------
                                                          4,597,574
                     Less accumulated depreciation        3,115,405
                                                        -----------
                                                        $ 1,482,169
                                                        ===========
NOTE 7    ACCOUNTS PAYABLE

          Accounts payable consists of the following:

          U-Tech Media Corporation                           $   102,418
          Other                                                  550,656
                                                             -----------

                                                             $   653,074
                                                             ===========

NOTE 8    MAJOR SUPPLIERS

          For the year ended December 31, 2003, the Company purchased 42% (31% and 11%) of its products from two suppliers.

          For the year ended December 31, 2002, the Company purchased 43% (27% and 16%) of its products from two suppliers.

NOTE 9    INCOME TAXES

          The income tax provisions differ from the amount computed by applying the federal graduated rate to income before income taxes. A reconciliation to the graduated federal income tax rate is as follows:

           Tax at U.S. federal statutory income tax rates                  $      108,000

           Less availability of net operating less carryforward                   108,000
                                                                           --------------

                     Tax Provision                                         $            0
                                                                           ==============

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


NOTE 9    INCOME TAXES (CONTINUED)

          The following is a summary of the significant components of the
          Company's deferred tax assets and liabilities:
                    Net operating loss carryforwards                                       $      249,000
                    Accrued expenses and miscellaneous                                             28,800
                                                                                           --------------
                                                                                                  277,800
                    Less valuation allowance                                                     (277,800)
                                                                                           --------------

                    Net deferred tax asset                                                 $            0
                                                                                           ==============

           A reconciliation of the valuation allowance is as follows:

                    Balance, at January 1, 2003                                            $      361,027
                    Reduction for the period                                                      (83,227)
                                                                                           --------------
                    Balance at December 31, 2003                                           $      277,800
                                                                                           ==============

                 Realization of the net deferred tax assets is dependent on future reversals of existing taxable temporary differences and adequate future taxable income, exclusive of reversing temporary differences and carryforwards.

                 Net Operating Loss Carryforwards

                 Corporation Income Taxes

                  Year of Loss                Amount                Expiration Date
            -------------------------  ---------------------  -------------------------

                December 31, 2002            $ 631,612             December 31, 2022

NOTE 10   CAPITAL LEASES PAYABLE

          The Company has two capital leases for computer hardware and software. The leases are for 36 months with monthly rentals of $2,353 plus taxes, including interest at 13.2% and 14.2%. Future minimum lease payments on the lease are as follows:

                   December 31, 2004                        $        29,475
                   December 31, 2005                                 19,004
                                                            ---------------
                                                                     48,479
                   Less amount representing interest                (14,527)
                                                            ---------------

                   Present value of future minimum
                      lease payments                                 33,952
                   Less current portion                              25,117
                                                            ---------------

                   Long-term portion                        $         8,835
                                                            ===============

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


NOTE 11   NOTE PAYABLE, RELATED PARTIES

                                                                                                         CURRENT
                                                                                        TOTAL            PORTION
                                                                                      ---------         ------------
          LEE KASPER (PRESIDENT OF THE COMPANY)

          On November 7, 2000,  U.S. Bank,  N.A. loaned the president of the
          Company $640,000, which was used to pay-off the corporation's line of credit to U.S. Bank, N.A.

          The terms of the loan from the president are the same as the terms of the loan from U.S. Bank, N.A. to the president, as follows:

             1.  The corporation guaranteed the president's loan from the bank.
             2.  Security - all of the corporation's assets.
             3.  Interest - prime plus 3% (7.00% at December 31, 2003).
             4.  Twenty-nine monthly principal payments of $21,333, plus accrued interest beginning December 15, 2002, plus a final payment equal to all unpaid principal on May 15, 2005, the maturity date.
             5.  Principal balance at December 31, 2003 is:                           $ 362,671          $ 255,996

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


NOTE 11   NOTE PAYABLE, RELATED PARTIES (CONTINUED)


                                                                                                            CURRENT
                                                                                            TOTAL           PORTION
                                                                                          ---------        ----------
          LEE KASPER (PRESIDENT OF THE COMPANY)
          On February 19, 2003,  the  President of the Company  received a
          $500,000 loan from Skura  Intercontinental  Trading  Company and loaned the $500,000  proceeds to the  corporation.  The terms of the  loan  are the same as the  terms  of the  loan  from  Skura
          Intercontinental Trading Company to the President as follows:

             l. The loan is secured by a deed of trust on the President's personal residence.

             2. Interest - 3%.

             3. Thirty-six monthly payments of  principal and interest  in the amount of $14,541.

             4. Principal balance at December 31, 2003 is                                 $ 374,527         $ 141,877

          LEE KASPER (PRESIDENT OF THE COMPANY)

          The Company has two unsecured loans dated December 31, 2003 from the President of the Company.  The notes require  twelve monthly payments of $31,650,  including  interest at 10%.  This loan was
          repaid in full in February 2004.                                                  336,125           336,125

          BRANDON,  RYAN AND JORDAN  TRUSTS  (CHILDREN OF THE PRESIDENT OF
          THE COMPANY)

          The Company has three  unsecured  loans dated  December 31, 2003 from three trusts  established for the children of the President of the Company.  The notes require  twelve  monthly  payments of
          $8,793,  including interest at 10%. This loan was repaid in full
          in February 2004.                                                                 100,000           100,000

                              NUTECH DIGITAL, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2003


NOTE 11 NOTE PAYABLE, RELATED PARTIES (CONTINUED)


                                                                                                            CURRENT
                                                                                            TOTAL           PORTION
                                                                                          ---------        ----------

          JOE GIARMO (AN OFFICER OF THE COMPANY)

          The Company is  required  to repay this loan on a monthly  basis determined  by paying $0.25 for each VHS or DVD sold pursuant to a license until $120,000 is repaid. This loan was repaid in full
          on February 2004.                                                              $   42,250        $   42,250
                                                                                         ----------        ----------


                                                                                         $1,215,573        $  876,248
                                                                                         ==========        ==========

          Future minimum principal payments on the notes payable to Related Parties are as follows:

                        December 31, 2004                                                                  $  876,248
                        December 31, 2005                                                                     276,600
                        December 31, 2006                                                                      62,725
                                                                                                           ----------

                                                                                                           $1,215,573
                                                                                                           ==========

NOTE 12   NOTES PAYABLE, OTHER


                                                                                                            CURRENT
                                                                                            TOTAL           PORTION
                                                                                          ---------        ----------
          RITEK CORP

          In August,  1998,  the  Company  received a $400,000  loan from
          Ritek  Corp.  The loan  accrues  interest at 8.5% per annum and entitles Ritek Corp.  50% ownership in the licensing  rights in the Shadoan DVD Game.  The loan  requires  monthly  payments of interest and principal  with the agreement  that the total loan and interest  was to be paid on June 10, 1999.  If the loan was not paid on that date,  then Ritek would  become 100% owner and license holder of the Title  "Shadoan".  As of the date of this report,  Ritek  has not  asked  for  the  ownership  rights  to
          Shadoan.                                                                        $ 400,000         $ 400,000


                              NUTECH DIGITAL, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2003


NOTE 12   NOTES PAYABLE, OTHER (CONTINUED) CURRENT TOTAL PORTION


          SMALL BUSINESS ADMINISTRATION AND COMERICA BANK LOAN

          On July 12, 2000, the Company received a $900,000 Small Business
          Administration loan with Comerica Bank  participation.  The loan requires  monthly payments of $6,414,  including  interest at 2%
          over prime. The loan is secured by all assets of the Company and
          the  major   stockholder's   personal   residence  and  personal
          guaranty.  The loan matures on July 14, 2018. Effective interest
          rate at December 31, 2003 was 6%.                                              $  734,065        $   31,911
                                                                                         ----------        ----------

                                                                                         $1,134,065        $  431,911
                                                                                         ==========        ==========

                 Future minimum principal payments on the notes payable to others are as follows:

                        December 31, 2004                                                                  $  431,911
                        December 31, 2005                                                                      33,964
                        December 31, 2006                                                                      36,148
                        December 31, 2007                                                                      38,473
                        Thereafter                                                                            593,569
                                                                                                           ----------

                                                                                                           $1,134,065
                                                                                                           ==========

NOTE 13   CONVERTIBLE PROMISSORY NOTES

          The Company issued two convertible promissory notes totaling $137,566 with the following terms and conditions:

               a. Unsecured
               b. Due date July 7, 2005
               c. Interest  rate  -  minimum  rate  permitted  by  the
                  Internal Revenue Service (4.0% @ December 31, 2003).
               d. Voluntary  conversion - note can be converted  after
                  July 7, 2004 into common stock of the Company at a conversion price of $0.25 per share (550,264 shares).

                              NUTECH DIGITAL, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2003


NOTE 14   ADVERTISING

          The Company expenses all advertising as incurred. Advertising expenses for the year ended December 31, 2003 and 2002 were $5,611 and $39,510, respectively.

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

                 As  of  December  31,  2003,   future  minimum  lease  payments
                 excluding operating expenses are as follows:

                        December 31, 2004                             $   96,312
                        December 31, 2005                                 96,312
                        December 31, 2006                                 56,182
                                                                      ----------


                                                                      $  248,806
                                                                      ==========

          The rent expense for the years ended December 31, 2003 and 2002 was $109,471 and $107,670, respectively.

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

                              NUTECH DIGITAL, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2003


NOTE 16   EMPLOYEE STOCK OPTIONS (CONTINUED)

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

          The Company has elected to continue to account for stock-based compensation under the "Intrinsic Value" method of APB Opinion No. 25, under which no compensation expense has been recognized for stock options granted to employees at fair market value.

          A summary of the option activity for the year ended December 31, 2003, pursuant to the terms of the plan is as follows:


                                                                                                            WEIGHTED
                                                                                           SHARES            AVERAGE
                                                                                            UNDER           EXERCISE
                                                                                           OPTION             PRICE
                                                                                         ----------        ----------
                 Options outstanding at January 1, 2003                                  1,705,000        $     1.54
                        Granted                                                          1,920,000               .17
                        Exercised                                                                0                 0
                        Cancelled and expired                                           (1,090,000)             1.50
                                                                                         ----------

                 Options outstanding at December 31, 2003                                 2,535,000
                                                                                         ==========


                 1,355,000 shares are exercisable at December 31, 2003.

                              NUTECH DIGITAL, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2003


NOTE 16 EMPLOYEE STOCK OPTIONS (CONTINUED)


                 Information  regarding stock options outstanding as of December
                 31, 2003 is as follows:

                        Price range                                                  $ .11 - $ 1.65
                        Weighted average exercise price                                      $  .78
                        Weighted average remaining contractual life               7 years, 8 months
                        Options exercised
                              Price range                                                         0
                              Shares                                                              0
                              Weighted average exercise price                                     0

                 The weighted average fair value of options granted in the year ended December 31, 2003 were estimated as of the date of grant using the Black-Scholes stock option pricing model, based on the following weighted average assumptions:

                        Dividend yield                                                            0
                        Expected volatility                                                      50 %
                        Risk free interest rate                                       3.35 % - 5.13 %
                        Expected life                                                  5 - 10 years

                 For purposes of proforma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's proforma information follows:

                 Net income (loss) from continuing operations
                        As reported                                                     $   307,251
                        Proforma                                                        $    (6,436)

                 Income (Loss) per share attributable
                    to common stock

                 Basic
                        As reported                                                     $       .03
                        Proforma                                                        $     ( .00)

                 Diluted
                        As reported                                                     $       .03
                        Proforma                                                        $     ( .00)

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


NOTE 17   COMMON STOCK PURCHASE WARRANTS

          The following is a summary of the stock purchase warrants outstanding as of December 31, 2003:

                        Number of shares                                 750,000
                        Price per share                        $            0.75
                        Expiration date                        December 31, 2013

NOTE 18   2003 CONSULTANT STOCK PLAN

          In July 2003, the Company adopted the 2003 Consultant Stock Plan and reserved 5,000,0000 shares for issuance of common stock to consultants for the Company. The shares will be issued at the fair market value on the date the shares are awarded.

          The following is a summary of the shares covered by the plan as of December 31, 2003:


                        Total shares authorized                        5,000,000

                        Shares issued ($0.12 - $0.18 per share)        1,315,000
                                                                    ------------

                        Shares available for future issuance           3,685,000
                                                                    ============

NOTE 19   LITIGATION (REDEEMABLE COMMON STOCK)

          In 2002, the Company issued 53,333 shares in full payment of a note payable. The stock issuance was subject to an agreement that the Company's common stock must be registered with the Securities and Exchange Commission by October 1, 2002 and must be offered for sale at a price of a least $1.50 per share. If neither of these conditions are met, then the creditor may rescind the agreement by returning all or a portion of their common stock. In September 2003, the stockholder filed a lawsuit against the Company to demand the rescission of the agreement and the payment of $80,000 plus accrued interest.

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


NOTE 20 4TH QUARTER INTERIM RESULTS OF OPERATIONS (UNAUDITED)


                        Sales                                      $    735,906
                        Costs of sales                                  211,276
                                                                   ------------

                        Gross profit                                    524,630
                        Selling, general and
                          administrative expenses                       718,141
                                                                   ------------

                        Operating (loss)                              ( 193,511)
                        Interest expense                                 18,434
                        Loss on disposal of asset                         4,820
                                                                   ------------

                        (Loss) before corporation  income taxes        (216,765)
                        Corporation income taxes benefit                      0
                                                                   ------------

                        Net (loss)                                 $  ( 216,765)
                                                                   ============

NOTE 21 COMMITMENTS AND CONTINGENCIES

                 The Company entered into an agreement with Wellspring Media, Inc. at December 31, 2003 to purchase $750,000 of titles; however no liability is recorded since the Company has not received any of the titles at December 31, 2003.

NOTE 22  SUBSEQUENT EVENT (UNAUDITED)

                 PRIVATE PLACEMENTS
                 ------------------

                 On February 2, 2004, the Company completed a private sale of 1,875,000 shares of common stock to accredited investors at a price of $.40 per share. In conjunction with the sale of the common stock, the Company issued warrants having an exercise price of $0.75 per share. For each share of common stock purchased, each investor received warrants to purchase two shares of the Company's common stock. The warrants expire in ten years.

                 PRIVATE PLACEMENTS (CONTINUED)
                 ------------------------------

                 On February 24, 2004, the Company completed a private sale of 4,375,000 shares of common stock to accredited investors at a price of $.40 per share. In conjunction with the sale of the common stock, the Company issued warrants having an exercise price of $0.75 per share. For each share of common stock purchased, each investor received warrants to purchase two shares of the Company's common stock. The warrants expire in ten years.

                              NUTECH DIGITAL, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2003


NOTE 22  SUBSEQUENT EVENT (UNAUDITED) (CONTINUED)

                 REPAYMENT OF RELATED PARTY DEBT

                 In February, 2004, the Company repaid the following related party debt:


                                              PRINCIPAL            INTEREST              TOTAL
                                           --------------       --------------      ---------------

                 Lee Kasper                $      336,125       $        4,801      $       340,926

                 Brandon, Ryan and
                   Jordan Kasper Trusts           100,000                2,889              102,889

                 Joe Giarmo                        42,250                    0               42,250
                                           --------------       --------------      ---------------

                                           $      478,375       $        7,690      $       486,065
                                           ==============       ==============      ===============

          2001 EQUITY INCENTIVE PLAN

          On January 1, 2004, the Company increased the number of shares reserved under the 2001 Equity Incentive Plan from 3,500,000 shares to 3,752,747 shares.

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

ITEM 8A.    CONTROLS AND PROCEDURES

      We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (who is also our Chief Financial Officer) of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The evaluation was undertaken in consultation with our accounting personnel. Based on that evaluation, the President and Chief Executive Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

      There were no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

      The following table sets forth certain information regarding our directors and executive officers.

-------------------------------------------------------------------------------
Name                       Age        Position
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
                                      Chief  Executive   Officer,   President,
Lee Kasper                 58         Chief Financial Officer, Director
-------------------------------------------------------------------------------
Joseph Giarmo              35         Vice President, Director
-------------------------------------------------------------------------------
Yegia Eli Aramyan          51         Accountant, Director
-------------------------------------------------------------------------------
Jay S. Hergott             57         Director
-------------------------------------------------------------------------------

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

In 1985 he founded, and is the President of, Castlewood Development Company, a real estate development and residential construction firm which is located in Northbrook, Illinois. From 1977 to 1981 Mr. Hergott was a member of the Midwest Stock Exchange and since 1976 he has been a member of the Chicago Board Options Exchange. Mr. Hergott received his B.A. degree in Government from Southern Illinois University in 1969 and his Juris Doctor from the Illinois Institute of Technology in 1972.

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

DIRECTOR COMPENSATION

      All of our directors are also our employees. Our bylaws permit us to compensate our directors upon resolution by the Board of Directors. The Board of Directors has agreed to pay to Mr. Jay S. Hergott, for his services as a director, the sum of $10,000 per year. Our remaining three directors do not receive separate compensation for these services.

TERM OF OFFICE

      The directors named above will serve until the next annual meeting of our shareholders. Absent an employment agreement, officers hold their positions at the pleasure of the Board of Directors.

CODE OF ETHICS

      On February 13, 2004 our Board of Directors adopted a Code of Business Conduct and Ethics that applies to all of our officers, directors and employees.

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

      To our knowledge, based solely upon review of the copies of such reports received or written representations from the reporting persons, we believe that during our 2003 fiscal year our directors, executive officers and persons who own more than 10% of our common stock complied with all Section 16(a) filing requirements with the exception of the following: Form 4s reporting option grants made in May 2003 to Lee Kasper, Joseph Giarmo, Yegia Eli Aramyan and Jay
S. Hergott were filed within three days, rather than within two days, of the grants, Form 4s reporting option grants made to Joseph Giarmo and Yegia Eli Aramyan in October 2003 were filed within three days, rather than within two days, of the grants, Mr. Kasper and Mr. Aramyan filed Form 5s on the 48th day, rather than the 45th day, following the end of the fiscal year, and Mr. Giarmo has not yet filed a Form 4 to report a trade of securities that occurred in December 2003. The value of the trade was less than $4,000.

ITEM 10.    EXECUTIVE COMPENSATION

      During the 2003 fiscal year, Mr. Lee Kasper, our Chief Executive Officer and President, and Mr. Joseph Giarmo, our Vice President, were the only executive officers receiving compensation of at least $100,000 per year. The following table sets forth information as to the compensation paid or accrued to Mr. Kasper and Mr. Giarmo, as well as to compensation paid to our director, Mr. Jay Hergott, for his services as a director, and to Mr. Yegia Eli Aramyan, another of our directors, for his services as an officer, for the three years ended December 31, 2003, December 31, 2002 and December 31, 2001:

                                            SUMMARY COMPENSATION TABLE

                                                                             LONG TERM COMPENSATION
                                                                             ----------------------
                                 ANNUAL COMPENSATION                    AWARDS                           PAYOUTS
                              --------------------------------------------------------------------------------------
                                                             OTHER              SECURITIES              ALL OTHER
                                                            ANNUAL   RESTRICTED UNDERLYING     LTIP      COMPEN-
NAME AND PRINCIPAL                  SALARY        BONUS     COMPEN   STOCK       OPTIONS/     PAYOUT     SATION
     POSITION             YEAR        ($)          ($)      -SATION  AWARDS      SARS(1)       ($)         ($)
---------------------  ---------  ------------  ---------     ($)        ($)   -----------  --------  ------------
                                                                -

Lee Kasper,               2003      $413,077        ---       ---        ---       700,000      ---    $39,600(4)
Director, CEO,            2002     $410,769(1)      ---       ---        ---     500,000(3)     ---    $39,600(4)
President, CFO            2001     $542,673(2)      ---       ---        ---         ---        ---    $39,600(4)

Joseph Giarmo,            2003      $128,349        ---       ---        ---       350,000      ---    12,750(5)
Director                  2002      $159,228        ---       ---        ---     300,000(3)     ---
Vice President            2001      $131,553        ---       ---        ---         ---        ---     5,000(5)
Secretary

Jay S. Hergott            2003       $10,000        ---       ---        ---       25,000
Director                  2002       $5,000         ---       ---        ---         ---        ---       ---
                          2001          0           ---       ---        ---         ---        ---       ---

Yegia Eli Aramyan         2003       $62,838        ---       ---        ---       200,000
Director, Accountant      2002       $56,461        $750      ---        ---      75,000(3)
                          2001       $21,635       $1,000     ---        ---

(1) Of the amount shown as compensation paid to Mr. Kasper in 2002, the payment of $41,538 was deferred at Mr. Kasper's election. This amount was paid in the 2003 fiscal year.
(2) Of the amount shown as compensation paid to Mr. Kasper in 2001, $362,673 was paid to him as a dividend and $180,000 was paid as salary.
(3) This option grant was cancelled, without exercise, on December 10, 2003.

(4) These amounts represent expenses paid in connection with Mr. Kasper's automobile.
(5) This amount constitutes payments made to Mr. Giarmo pursuant to a joint venture agreement he entered into with us whereby he advanced funds in the amount of $60,000 for the acquisition of licensing rights to certain anime products. Mr. Giarmo is repaid at the rate of $0.25 for each unit of the product sold. This agreement will terminate once Mr. Giarmo is paid a total of $120,000.

      We do not have a long term incentive plan or arrangement of compensation with any individual in the group of officers and directors.

EMPLOYMENT AGREEMENTS

      Our Board of Directors is currently considering an employment agreement for Mr. Lee Kasper. As of January 1, 2004, we have paid Mr. Kasper the salary required under the employment agreement, even though the Board of Directors has not yet approved the agreement.

EQUITY INCENTIVE PLAN

      Our Board of Directors and our shareholders have approved the NuTech Digital, Inc. 2001 Equity Incentive Plan which permits us to grant, for a ten year period, both stock purchase rights and stock options. We had originally reserved 3,500,000 shares of our common stock for issuance to our directors, employees and consultants under the Plan. In January of each year we are permitted to increase the number of shares of common stock reserved for awards to an amount that does not exceed 30% of all of our issued and outstanding shares. On January 1, 2004, we increased the number of shares of common stock reserved for awards by 252,747 shares. The Plan is administered by the Board of Directors. As the administrator of the Plan, the Board of Directors has the authority and discretion, subject to the provisions of the Plan, to select persons to whom stock purchase rights or options will be granted, to designate the number of shares to be covered by each option or stock purchase right, to specify the type of consideration to be paid, and to establish all other terms and conditions of each option or stock purchase right. Options granted under the Plan will not have a term that exceeds ten years from date of grant. As of December 31, 2003, we granted options to purchase a total of 1,975,000 shares of our common stock under the Plan.

      The following tables set forth certain information concerning the granting and exercise of stock options during the last completed fiscal year by each of the named executive officers and our directors, Mr. Jay Hergott and Mr. Yegia Eli Aramyan, and the fiscal year-end value of unexercised options on an aggregated basis:

                          OPTION/SAR GRANTS FOR LAST
                       FISCAL YEAR-INDIVIDUAL GRANTS(1)
                       --------------------------------

                    Number of      % of Total
                    Securities    Options/SARs
                    Underlying     Granted to
                   Options/SARs   Employees in  Exercise Price
Name               Granted (#)    Fiscal Year       ($/sh)       Expiration Date
-------------------------------------------------------------------------------
Lee Kasper           700,000         35.4%       $0.176/share    May 29, 2008

Joseph Giarmo        300,000         15.2%        $0.16/share    May 29, 2013
                      50,000          2.5%        $0.50/share   October 6, 2013

Jay S. Hergott        25,000          1.3%        $0.16/share    May 29, 2013

Yegia Eli Aramyan    100,000           5%         $0.16/share    Mar 29, 2013
                     100,000           5%         $0.50/share   October 6, 2013
-------------------------------------------------------------------------------
(1) Option grants made to Mr. Kasper, Mr. Giarmo and Mr. Aramyan were incentive stock option grants. The grant made to Mr. Hergott was a non-qualified stock option grant.

             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                       AND FY-END OPTION/SAR VALUES(1)
                       -------------------------------

                                                                          Value of
                                                        Number of       Unexercised
                                                       Unexercised     In-the-Money
                                                       Options/SARs    Options/SARs
                                                       at FY-End (#)  at FY-End ($)(2)

                  Shares Acquired  Value Realized(1)  Unexercisable/   Unexercisable/
Name               on Exercise (#)       ($)            Exercisable      Exercisable
---------------------------------------------------------------------------------------

Lee Kasper             -0-            -0-               700,000/0       $0/$345,000

Joseph Giarmo          -0-            -0-             175,000/175,000  $89,250/$89,250
                       -0-            -0-              25,000/25,000    $4,250/$4,250

Jay S. Hergott         -0-            -0-                0/25,000        $0/$12,750

Yegia Eli Aramyan      -0-            -0-                0/100,000       $0/$51,000
                                                         0/100,000       $0/$17,000
---------------------------------------------------------------------------------------

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth, as of March 19, 2004, information regarding the beneficial ownership of our common stock with respect to each of our executive officers, each of our directors, each person known by us to own beneficially more than 5% of the common stock, and all of our directors and executive officers as a group. The term "executive officer" is defined as the Chief Executive Officer/President, Chief Financial Officer and the Vice-President. Each individual or entity named has sole investment and voting power with respect to shares of common stock indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted.

------------------------------------------------------------------------
                                                  Number of
                                                  Shares of
                                                   Common
                                                    Stock      Percentage of
Title of Class                                   Beneficially     Common
  of Security       Name and Address(1)           Owned(2)         Stock
------------------------------------------------------------------------

Common Stock    Lee Kasper (3)(4)(5)             8,703,178(6)      41.6%
Common Stock    Joseph Giarmo (3)(4)             565,000(7)         2.8%
Common Stock    Yegia Eli Aramyan(4)             200,000(8)         1.0%
Common Stock    Jay S. Hergott(4)                247,500(9)         1.2%
                All Officers,  Directors and 5%
                Shareholders                      9,715,678        46.6%
------------------------------------------------------------------------

*     Less than 1%.
(1) Unless otherwise indicated, the address of the persons named in this column is c/o NuTech Digital, Inc., 7900 Gloria Avenue, Van Nuys, California 91406.
(2) Included in this calculation are shares deemed beneficially owned by virtue of the individual's right to acquire them within 60 days of the date of this report that would be required to be reported pursuant to Rule 13d-3 of the Securities Exchange Act of 1934.
(3)   Executive Officer.
(4)   Director.
(5)   5% Shareholder.
(6) Includes shares of our common stock owned by Michele Kasper as her community property. Also includes the right to purchase 1,200,000 shares of our common stock upon the exercise of vested options and 150,000 shares of our common stock held by Mr. Kasper as custodian or trustee for his children.
(7) Includes the right to purchase 175,000 shares of our common stock upon the exercise of vested options.
(8) Includes the right to purchase 200,000 shares of our common stock upon the exercise of vested options.
(9) Includes the right to purchase 25,000 shares of our common stock upon the exercise of a vested option and the right to purchase 125,000 shares of our common stock pursuant to the terms of a warrant that was granted as part of a unit offering undertaken by us in February 2004. Stock owned by the Jay S. Hergott Revocable Trust is included in the number of shares of common stock reported as being beneficially owned by Mr. Hergott.

      On May 15, 2001 our Board of Directors adopted and our shareholders approved the NuTech Digital, Inc. 2001 Equity Incentive Plan (the "Equity Incentive Plan"). The Equity Incentive Plan has a term of 10 years and is administered by our Board of Directors. Pursuant to the Equity Incentive Plan, the Board of Directors may grant to eligible persons, which include employees, officers, directors, consultants and agents, awards of options (which may be qualified or non-qualified) or common stock. 3,500,000 shares of our common stock were originally set aside for grants made under the Equity Incentive Plan. Pursuant to the terms of the Equity Incentive Plan, the number of shares available for issuance may be increased on the first day of each fiscal year by a number that will increase the total number of shares reserved to 30% of our issued and outstanding common stock. As of December 31, 2003, we had issued options to employees to purchase a total of 1,975,000 shares of our common stock. The options will expire 10 years from the date of grant, with the exception of options granted to our Chief Executive Officer and President, Mr. Lee Kasper, whose options will expire 5 years from the date of grant. The price for each share of common stock purchased pursuant to the options varies. With the exception of the exercise price of the options granted to Mr. Kasper, which equals 110% of the fair market value of our common stock on the date of grant, the exercise price per share for the options granted is the fair market value of our common stock on the date of grant. The following table sets forth, as of December 31, 2003, the number of securities to be issued upon exercise of outstanding options, the weighted average exercise price of the outstanding options and the number of securities remaining available for future issuance under the Equity Incentive Plan.

      On July 11, 2003 our Board of Directors adopted the NuTech Digital, Inc. 2003 Consultant Stock Plan (the "Consultant Plan"). The Consultant Plan has not been approved by our shareholders. We have reserved 5,000,000 shares of our common stock to grant as awards under the Consultant Plan. As originally drafted, only shares of our common stock were permitted to be granted as awards to eligible persons, however the Board of Directors amended the Consultant Plan on February 13, 2004 to allow grants of stock options, also. Awards are granted to individuals who render bona fide services to us, so long as the services do not relate to capital raising or stock promotion activities. Like the Equity Incentive Plan, the Consultant Plan is administered by the Board of Directors. The term of the Consultant Plan is also 10 years. As of December 31, 2003, we had issued 1,315,000 shares of our common stock to various outside consultants. The exercise price of the options granted under the Consultant Plan during the 2003 fiscal year varied between fair market value on the date of grant and 85% of the fair market value on the date of grant. The following table sets forth, as of December 31, 2003, the number of securities to be issued upon exercise of outstanding options, the weighted average exercise price of the outstanding options and the number of securities remaining available for future issuance under the Consultant Plan.

              EQUITY COMPENSATION AND CONSULTANT PLAN INFORMATION
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                     Number of                               Number of
                     securities to be    Weighted average    securities
                     issued upon         exercise price of   remaining
                     exercise of         outstanding         available for
                     outstanding         options warrants    future issuance
                     options, warrants   and rights          under the equity
Plan Category        and rights                              compensation plan
                                                             (excluding
                                                             securities
                                                             reflected in
                                                             column (a)
                            (a)                 (b)                 (c)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Shareholder Approved      1,975,000            $0.78          1,525,000(1)(2)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Not Approved by
Shareholders                0(3)                N/A            3,685,000(3)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
(1) Pursuant to the terms of the NuTech Digital, Inc. 2001 Equity Incentive Plan, awards may be granted for options (both incentive stock options and non-qualified stock options) and for restricted stock and stock bonuses.

(2) The number of shares of common stock included in the NuTech Digital, Inc. 2001 Equity Incentive Plan may be increased on the first day of January of each year so that the total number of shares of all common stock available for awards shall equal 30% of our issued and outstanding shares, which is the maximum amount allowable under Regulation 260.140.45 of Title 10 of the California Code of Regulations. As of January 1, 2004, the number of shares of common stock was increased by 252,747.
(3) As of December 31, 2003, no options had been granted from the NuTech Digital, Inc. 2003 Consultant Stock Plan, however, grants of 1,315,000 shares had been made.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In order to fund working capital requirements, we have from time to time borrowed money on an unsecured basis from persons who are executive officers, directors and/or beneficial holders of 5% or more of our common stock, or their affiliates. Our unpaid principal indebtedness to these persons is set forth below.

      In October 2000, we received an unsecured loan in the amount of $100,000 from Mrs. Elynor Kasper, Mr. Lee Kasper's mother. Simple interest accrued on this loan at the rate of 10% per year. The unpaid principal balance of this loan was $60,000. This loan was paid in full in February 2004.

      In March 2001, we entered into an arrangement with our Vice-President, Mr. Joseph Giarmo, whereby Mr. Giarmo advanced funds in the amount of $60,000 for the acquisition of licensing rights to certain films. Mr. Giarmo receives $0.25 for each unit of the films that are sold. To date, we have paid $65,000 of this obligation.

      In May 2001, we obtained an unsecured loan from Brandon Kasper in the amount of $7,418, which accrued interest at the rate of 7% and was due to be paid on demand. Brandon Kasper is Mr. Lee Kasper's son. We paid this loan in full in April 2003.

      In May 2001, we obtained an unsecured loan from Ryan Kasper in the amount of $7,467, which accrued interest at the rate of 7% and was due to be paid on demand. Ryan Kasper is Mr. Lee Kasper's son. We paid this loan in full in April 2003.

      In May 2001, we obtained an unsecured loan from Jordan Kasper in the amount of $3,555, which accrued interest at the rate of 7% and was due to be paid on demand. Jordan Kasper is Mr. Lee Kasper's son. We paid this loan in full in April 2003.

      On September 15, 2003 we received an unsecured loan from Mr. Lee Kasper in the amount of $300,000. The term of the loan was one year. Simple interest accrued on the unpaid principal at the rate of 10% per year. The loan was paid in full in February 2004.

      On September 18, 2003 we received an unsecured loan from the Brandon G. Kasper Trust, a trust created for the benefit of Mr. Kasper's child. The amount of the loan was $33,334. The term of the loan was one year. Simple interest accrued on the unpaid principal at the rate of 10% per year. The loan was paid in full in February 2004.

      On September 18, 2003 we received an unsecured loan from the Ryan S. Kasper Trust, a trust created for the benefit of Mr. Kasper's child. The amount of the loan was $33,333. The term of the loan was one year. Simple interest accrued on the unpaid principal at the rate of 10% per year. The loan was paid in full in February 2004.

      On September 18, 2003 we received an unsecured loan from the Jordan M. Kasper Trust, a trust created for the benefit of Mr. Kasper's child. The amount of the loan was $33,333. The term of the loan was one year. Simple interest accrued on the unpaid principal at the rate of 10% per year. The loan was paid in full in February 2004.

      On September 18, 2003 we receive an unsecured loan from Mr. Lee Kasper in the amount of $60,000. The term of the loan was one year. Simple interest accrued on the unpaid principal at the rate of 10% per year. The loan was paid in full in February 2004.

      Aside from the foregoing loans, we have also entered into the following transactions with our President and Chief Executive Officer, Mr. Lee Kasper.

      In July 2000, Mr. Kasper provided both his personal residence and his personal guaranty as security for a loan in the amount of $900,000 that we borrowed through the Small Business Administration. We make monthly payments of principal and interest in the amount of $6,414.

      In March 2002, Mr. Kasper also agreed to personally guarantee our bank line of credit in the amount of $650,000. We breached certain covenants of the loan agreement and our lender, U.S. Bank, N.A. wanted us to repay the loan. On November 7, 2002, U.S. Bank, N.A. agreed to make a loan in the amount of $640,000 to Mr. Lee Kasper, who used the proceeds to pay-off our line of credit. The loan to Mr. Kasper requires 30 monthly payments of $21,333 plus interest at 3% over prime. We pledged all of our assets as collateral for repayment of the loan and we have guaranteed repayment of the loan.

      In February 2003, Mr. Kasper received a personal loan of $500,000. The interest rate of the loan is 3% and the term is 36 months. Mr. Kasper loaned these funds to use on terms identical to the terms he received.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

Exhibit No.        Description of Exhibit
3.1                Articles of Incorporation, as amended.(1)
3.2                Bylaws of NuTech Digital, Inc (1)
10.1               2001 NuTech Digital Inc. Equity Incentive Plan, as amended
                   August 13, 2003.(4)
10.2               Business Security Loan Agreement between NuTech Digital,
                   Inc. and U.S. Bank N.A., dated as of March 20,
                   2002including the Addendum and Amendment thereto. (1)
10.3               Letter of Intent between NuTech Digital, Inc. and Ritek
                   Corp. dated as of August 6, 1996 (including Letter of
                   Intent A). (1)
10.4               Promissory Note and Commercial Security Agreement
                   memorializing Small Business Administration Loan between
                   NuTech Digital, Inc. and Imperial Bank, SBA Department, dated as of July 12, 2000. (1)
10.5               Unconditional Guarantee signed by Lee Kasper in favor of
                   Imperial Bank dated July 12, 2000. (1)
10.6               Lease Agreement between Kathy Schreiber, Todd Lorber and
                   Hiroko ("Lessor") and NuTech Digital, Inc. ("Lessee") for the premises located at 7900 Gloria Avenue, Los Angeles,
                   CA, dated as of March 10, 2001. (1)
10.7               Joint Venture Agreement by and between NuTech Digital,
                   Inc., and Joseph Anthony Giarmo. (1)
10.8               Note Secured by Deed of Trust by and between Lee H. and
                   Michelle Kasper and Skura Intercontinental Trading Company dated February 19, 2003. (2)
10.9               Deed of Trust dated February 19, 2003 by Lee H. Kasper and
                   Michelle Kasper in favor of Skura Intercontinental Trading
                   Company. (2)
10.10              Term Loan Agreement dated November 7, 2002 between Lee
                   Kasper and U.S Bank, N.A. (2)
10.11              Addendum to Term Loan Agreement dated November 7, 2002
                   between U.S. Bank N.A. and Lee Kasper. (2)
10.12              Continuing Guaranty dated November 7, 2002 executed by
                   NuTech Digital, Inc. in favor of U.S. Bank N.A. (2)
10.13              Business Security Agreement dated November 7, 2002 in
                   favor of U.S. Bank N.A. and NuTech Digital, Inc. (2)
10.14              Article 9 Certificate dated November 7, 2002 and executed
                   by Lee Kasper in favor of U.S. Bank N.A. (2)
10.15              Insurance Coverage for benefit of Bank dated November 7,
                   2002 and executed by NuTech Digital, Inc. in favor of U.S.
                   Bank. N.A. (2)
10.16              Promissory Note in the amount of $60,000 dated September
                   18, 2003 in favor of Lee Kasper. (4)
10.17              Promissory Note in the amount of $300,000 dated September
                   2003 in favor of Lee Kasper. (4)
10.18              Promissory Note in the amount of $33,334 dated September
                   18, 2003 in
                   favor of Brandon G. Kasper Trust, Lee Kasper, Trustee. (4)
10.19              Promissory Note in the amount of $33,333 dated September
                   18, 2003 in favor of Ryan S. Kasper Trust, Lee Kasper,
                   Trustee. (4)
10.20              Promissory Note in the amount of $33,333 dated September
                   18, 2003 in favor of Jordan M. Kasper Trust, Lee Kasper,
                   Trustee. (4)
10.21              Form of Common Stock Purchase Agreement. (4)
10.22              Form of Warrant. (4)
10.23              Warrant issued to Brighton Capital, Ltd.(4)
10.24              Amended and Restated NuTech Digital, Inc. 2003 Consultant
                   Stock Plan. (4)
14.                Code of Business Conduct and Ethics.(4)
16.                Letter on Change in Certifying Accountant.(3)
23.                Consent of Farber & Hass, LLP.(4)
31.                Certification pursuant to Rule 13a-14(a) and 15d-14(a).(4)
32                 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(4)

(1) Incorporated by reference to the respective exhibits filed with registrant's Registration Statement on Form SB-2 (Commission File No. 333-88550).
(2) Incorporated by reference from the registrant's Form 10-KSB for the fiscal year ended December 31, 2002 filed on March 31, 2003, as amended on April 10, 2003.
(3) Incorporated by reference from the registrant's Form 8-K filed on October 15, 2002.
(4)   Filed herewith.

(b)   Reports on Form 8-K

      No current reports were filed during the fourth quarter of the 2003 fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2003 and December 31, 2002 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

                               December 31, 2003              December 31, 2002
                               -----------------              -----------------

(i)     Audit Fees             $ 32,500                       $ 31,288
(ii)    Audit Related Fees     $    0                         $  3,175
(iii)   Tax Fees               $    0                         $    0
(iv)    All Other Fees         $    0                         $    0

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 23rd day of March 2004.

                                          NUTECH DIGITAL, INC.



                                          By:   /s/Lee Kasper
                                             ---------------------------------
                                             Lee Kasper,
                                             President, Chief Executive Officer
                                             and Chief Financial Officer


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                           Title                     Date
    ---------                           -----                     ----


/s/Lee Kasper               President, Chief Executive Officer,   March 23, 2004
--------------------        Chief Financial Officer and Director
Lee Kasper


/s/Joseph Giarmo            Vice-President, Director              March 23, 2004
--------------------
Joseph Giarmo


/s/Yegia Eli Aramyan        Director                              March 23, 2004
--------------------
Yegia Eli Aramyan


/s/Jay S. Hergott           Director                              March 23, 2004
--------------------
Jay S. Hergott