Form 10KSB/A
period 2003-12-31
NUTECH DIGITAL INC
filed 2004-03-26
CIK 1144347

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                           AMENDMENT NO. 1 TO FORM KSB

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


SIGNATURES

                                EXPLANATORY NOTE

         NuTech Digital, Inc. hereby amends and restates its Annual Report on Form 10-KSB for the year ended December 31, 2003 that was filed with the Securities and Exchange Commission on March 24, 2004. The purpose of the amendment is to add, at Item 7, an addition to Footnote 22 to the financial statements to describe certain issuances of common stock in exchange for services, to revise a portion of the business discussion titled "Our Customers and Suppliers", to change the date of the Report of Farber & Hass LLP on the financial statements, to file exhibits 10.25, 10.26, 10.27, 10.28 and 10.29 and to file a revised exhibit 23.

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

         We distribute our products throughout the world via retail outlets, wholesale distributors and the Internet. We do not have distribution agreements with the retail outlets or the wholesale distributors. We sell our products directly to approximately 267 retail outlets that, in turn, sell our products to consumers. Approximately 39.3% of the retail outlets in which we sell our products are located in California, approximately 4.8% are located in Texas and approximately 4.5% are located in New York and Illinois. The remaining retail outlets are located throughout the United States and are not concentrated in any particular area. Approximately 59.31% of our retail sales are made in California, New Jersey and Iowa. Retailers account for approximately 35% of our sales. We also sell our products to approximately 49 distributors. In turn, these distributors sell our products to other retailers or to consumers through their websites. This method of distribution accounts for approximately 60.6% of our sales. Approximately 2% of our sales are made over the Internet, through our websites. We sell our adult products through our websites, www.karaokedvd.net and www.nutechdvd.com, and we sell our children's films through www.digitalversatiledisc.com. Approximately 4% of our sales revenues are derived from retail sales made outside the United States. Except as otherwise described herein, sales of our products, including those distributed outside the United States, are not concentrated in any particular geographic area.

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

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of NuTech Digital, Inc.:

We have audited the accompanying balance sheet of NuTech Digital, Inc. (the "Company") as of December 31, 2003 and the related statements of operations, stockholders' equity and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NuTech Digital, Inc. as of December 31, 2003 and the results of its operations and its cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Farber & Hass, LLP

Camarillo, California
March 9, 2004, except for Note 22
as to which the date is March 25, 2004

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


NOTE 22  SUBSEQUENT EVENTS (UNAUDITED)

                 PRIVATE PLACEMENTS

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

                 On February 24, 2004, the Company completed a private sale of 4,375,000 shares of common stock to accredited investors at a price of $.40 per share. In conjunction with the sale of the common stock, the Company issued warrants having an exercise price of $0.75 per share. For each share of common stock purchased, each investor received warrants to purchase two shares of the Company's common stock. The warrants expire in ten years. In addition to the shares sold, the Company issued a warrant for the purchase of 170,000 shares of common stock to Brighton Capital, Ltd. for assistance with this offering.

                 SHARES ISSUED FOR SERVICES

                 On January 30, 2004 the Company issued 50,000 shares of common stock to MarketByte, LLC for services rendered in connection with stock promotion activities. The Company valued the services at $53,000 or $1.06 per share.

                 On February 5, 2004 the Company issued 110,000 shares of common stock to CEOcast, Inc. for services rendered in connection with stock promotion activities. The Company valued the services at $115,500 or $1.05 per share.

                 On March 12, 2004 the Company issued 15,000 shares of common stock to Andreas Dautzenberg for assisting with the acquisition of a license. The Company valued these services at $13,050 or $0.87 per share.

                 On March 12, 2004 the Company issued 75,000 shares of common stock to Redwood Consultants, LLC ("Redwood") for services rendered in connection with a contract for stock promotion activities. The agreement with Redwood also requires the
                 Company to issue 45,000 shares of common stock per month for services to be rendered over a four month period. In conjunction with the execution of the agreement, the Company gave Redwood a warrant to purchase a total of 300,000 shares of its common stock. The warrant has a two year term. The warrant exercise price is $1.15 as to 100,000 shares, $1.50 as to 100,000 shares and $1.80 as to 100,000 shares. The Company may require Redwood to exercise the warrant if the market price of its common stock exceeds the exercise price of the warrant for a period of five consecutive trading days. The value of the shares granted was $62,250 or $0.87 per share.

                 On March 12, 2004 the Company issued 600,000 shares of common stock to Queenstone Financial Corporation for assistance with financing activities. The Company valued these services at $522,000 or $0.87 per share.

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

                          OPTION/SAR GRANTS FOR LAST
                       FISCAL YEAR-INDIVIDUAL GRANTS(1)
                       --------------------------------

                    Number of      % of Total
                    Securities    Options/SARs
                    Underlying     Granted to
                   Options/SARs   Employees in  Exercise Price
Name               Granted (#)    Fiscal Year       ($/sh)       Expiration Date
-------------------------------------------------------------------------------
Lee Kasper           700,000         35.4%       $0.176/share    May 29, 2008

Joseph Giarmo        300,000         15.2%        $0.16/share    May 29, 2013
                      50,000          2.5%        $0.50/share   October 6, 2013

Jay S. Hergott        25,000          1.3%        $0.16/share    May 29, 2013

Yegia Eli Aramyan    100,000           5%         $0.16/share    May 29, 2013
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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

Exhibit No.        Description of Exhibit
3.1                Articles of Incorporation, as amended.(1)
3.2                Bylaws of NuTech Digital, Inc (1)
10.1               2001 NuTech Digital Inc. Equity Incentive Plan, as amended
                   August 13, 2003.(4)
10.2               Business Security Loan Agreement between NuTech Digital,
                   Inc. and U.S. Bank N.A., dated as of March 20,
                   2002including the Addendum and Amendment thereto. (1)
10.3               Letter of Intent between NuTech Digital, Inc. and Ritek
                   Corp. dated as of August 6, 1996 (including Letter of
                   Intent A). (1)
10.4               Promissory Note and Commercial Security Agreement
                   memorializing Small Business Administration Loan between
                   NuTech Digital, Inc. and Imperial Bank, SBA Department, dated as of July 12, 2000. (1)
10.5               Unconditional Guarantee signed by Lee Kasper in favor of
                   Imperial Bank dated July 12, 2000. (1)
10.6               Lease Agreement between Kathy Schreiber, Todd Lorber and
                   Hiroko ("Lessor") and NuTech Digital, Inc. ("Lessee") for the premises located at 7900 Gloria Avenue, Los Angeles,
                   CA, dated as of March 10, 2001. (1)
10.7               Joint Venture Agreement by and between NuTech Digital,
                   Inc., and Joseph Anthony Giarmo. (1)
10.8               Note Secured by Deed of Trust by and between Lee H. and
                   Michelle Kasper and Skura Intercontinental Trading Company dated February 19, 2003. (2)
10.9               Deed of Trust dated February 19, 2003 by Lee H. Kasper and
                   Michelle Kasper in favor of Skura Intercontinental Trading
                   Company. (2)
10.10              Term Loan Agreement dated November 7, 2002 between Lee
                   Kasper and U.S Bank, N.A. (2)
10.11              Addendum to Term Loan Agreement dated November 7, 2002
                   between U.S. Bank N.A. and Lee Kasper. (2)
10.12              Continuing Guaranty dated November 7, 2002 executed by
                   NuTech Digital, Inc. in favor of U.S. Bank N.A. (2)
10.13              Business Security Agreement dated November 7, 2002 in
                   favor of U.S. Bank N.A. and NuTech Digital, Inc. (2)
10.14              Article 9 Certificate dated November 7, 2002 and executed
                   by Lee Kasper in favor of U.S. Bank N.A. (2)
10.15              Insurance Coverage for benefit of Bank dated November 7,
                   2002 and executed by NuTech Digital, Inc. in favor of U.S.
                   Bank. N.A. (2)
10.16              Promissory Note in the amount of $60,000 dated September
                   18, 2003 in favor of Lee Kasper. (4)
10.17              Promissory Note in the amount of $300,000 dated September
                   2003 in favor of Lee Kasper. (4)
10.18              Promissory Note in the amount of $33,334 dated September
                   18, 2003 in
                   favor of Brandon G. Kasper Trust, Lee Kasper, Trustee. (4)
10.19              Promissory Note in the amount of $33,333 dated September
                   18, 2003 in favor of Ryan S. Kasper Trust, Lee Kasper,
                   Trustee. (4)
10.20              Promissory Note in the amount of $33,333 dated September
                   18, 2003 in favor of Jordan M. Kasper Trust, Lee Kasper,
                   Trustee. (4)
10.21              Form of Common Stock Purchase Agreement. (4)
10.22              Form of Warrant. (4)
10.23              Warrant issued to Brighton Capital, Ltd.(4)
10.24              Amended and Restated NuTech Digital, Inc. 2003 Consultant
                   Stock Plan. (4)
10.25              Consulting Agreement dated February 18, 2004 between NuTech
                   Digital, Inc. and Redwood Consultants, LLC (5)
10.26              Agreement dated February 4, 2004 between NuTech Digital, Inc.
                   and Brighton Capital, Ltd.(5)
10.27              Agreement dated January 29, 2004 between NuTech Digital, Inc.
                   and Lyons Capital, LLP (5)
10.28              Agreement dated February 2, 2004 between NuTech Digital, Inc.
                   and Sloan Securities Corp. (5)
10.29              Agreement dated December 4, 2003 between NuTech Digital, Inc.
                   and Queenstone Financial Corp., including an amendment thereto dated February 22, 2004 (5)
14.                Code of Business Conduct and Ethics.(4)
16.                Letter on Change in Certifying Accountant.(3)
23.                Consent of Farber & Hass, LLP.(4)
31.                Certification pursuant to Rule 13a-14(a) and 15d-14(a).(4)
32                 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(4)
23.                Consent of Farber & Hass, LLP.(5)
31.                Certification pursuant to Rule 13a-14(a) and 15d-14(a).(5)
32                 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(5)

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

(4) Incorporated by reference from the registrant's Form 10-KSB for the fiscal year ended December 31, 2003 filed on March 24, 2003.

(5)   Filed herewith.


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
(ii)    Audit Related Fees     $    0                         $  3,175
(iii)   Tax Fees               $    0                         $    0
(iv)    All Other Fees         $    0                         $    0

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Amendment No. 1 to Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized on this 26th day of March 2004.


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

    Signature                           Title                     Date
    ---------                           -----                     ----


/s/Lee Kasper               President, Chief Executive Officer,   March 26, 2004
--------------------        Chief Financial Officer and Director
Lee Kasper


/s/Joseph Giarmo            Vice-President, Director              March 26, 2004
--------------------
Joseph Giarmo


/s/Yegia Eli Aramyan        Director                              March 26, 2004
--------------------
Yegia Eli Aramyan


/s/Jay S. Hergott           Director                              March 26, 2004
--------------------
Jay S. Hergott