Form 10QSB
period 2004-03-31
NUTECH DIGITAL INC
filed 2004-05-14
CIK 1144347

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The registrant had 20,548,721 shares of common stock, no par value, issued and outstanding as of May 12, 2004.

Transitional Small Business Disclosure Format (Check one): Yes [ ]    No [x]

                              NuTECH DIGITAL, INC.

                                      INDEX



PART I                                                                      PAGE
         NUMBER

Item 1 - Financial Information

      Balance Sheet for the period ended March 31, 2004                        1

      Statements of Income for the Three Months Ended
      March 31, 2004 and 2003                                                  2

      Statement of Stockholders' Equity for the Three Months
      Ended March 31, 2004                                                     3

      Statements of Cash Flows for the Three Months Ended
      March 31, 2004 and 2003                                                  4

      Notes to Financial Statements                                            6

Item 2 - Management's Discussion and Analysis of Financial Condition and
      Results of Operations                                                   23

Item 3. - Disclosure Controls and Procedures                                  31

PART II

Item 1 - Legal Proceedings                                                    31

Item 2 - Changes in Securities                                                32

Item 3 - Defaults Upon Senior Securities                                      33

Item 4 - Submission of Matters to a Vote of Security Holders                  33

Item 5 - Other Information                                                    33

Item 6 - Exhibits and Reports on Form 8-K                                     33

Signature Page                                                                34

                              NUTECH DIGITAL, INC.
                                  BALANCE SHEET
                                 MARCH 31, 2004
                                   (UNAUDITED)

                                     ASSETS
CURRENT ASSETS
      Cash                                                          $   658,745
      Accounts receivable, net                                          715,420
      Other receivables                                                  21,500
      Inventories                                                       682,449
      Royalty advances, current portion                                 353,596
      Prepaid expenses, current portion                                 518,130
                                                                    -----------
            TOTAL CURRENT ASSETS                                      2,949,840
                                                                    -----------
PROPERTY AND EQUIPMENT, NET OF
   ACCUMULATED DEPRECIATION                                           1,662,869
                                                                    -----------
OTHER ASSETS
      Royalty advances, long-term portion                             2,041,386
      Prepaid expenses, long-term portion                               145,343
      Deposits                                                            7,800
                                                                    -----------
            TOTAL OTHER ASSETS                                        2,194,529
                                                                    -----------
            TOTAL ASSETS                                            $ 6,807,238
                                                                    ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Accounts payable                                              $   614,986
      Accrued liabilities                                               118,745
      Accrued interest                                                   94,724
      Capital leases payable, current portion                            28,381
      Notes payable, related parties, current portion                   450,878
      Notes payable, other, current portion                             440,962
                                                                    -----------
               TOTAL CURRENT LIABILITIES                              1,748,676
                                                                    -----------
LONG-TERM LIABILITIES
      Notes payable, related parties, long-term portion                 233,654
      Notes payable, other, long-term portion                           688,076
      Convertible promissory notes                                      137,566
                                                                    -----------
        TOTAL LONG-TERM LIABILITIES                                   1,059,296
                                                                    -----------
REDEEMABLE COMMON STOCK                                                  80,000
                                                                    -----------
STOCKHOLDERS' EQUITY
      Preferred stock
            Authorized - 50,000,000 shares
            Issued and outstanding -0- shares                                 0
      Common stock
      Authorized 100,000,000 shares, no par value
      Issued and outstanding - 20,501,221 shares                      4,623,395
      Accumulated (deficit)                                            (704,129)
                                                                    -----------
          TOTAL STOCKHOLDERS' EQUITY                                  3,919,266
                                                                    -----------
     TOTAL LIABILITIES AND
             STOCKHOLDERS' EQUITY                                   $ 6,807,238
                                                                    ===========

                            See Accompanying Notes.

                              NUTECH DIGITAL, INC.
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)


                                                      2004               2003
                                                  ------------      ------------

SALES, NET                                        $  1,031,516      $  1,085,595

COSTS OF SALES                                         146,573           357,214
                                                  ------------      ------------
          GROSS PROFIT                                 884,943           728,381
                                                  ------------      ------------

EXPENSES
      SELLING EXPENSES                                 101,519           123,258
      GENERAL AND ADMINISTRATIVE
        EXPENSES                                       875,784           511,485
                                                  ------------      ------------

      TOTAL EXPENSES                                   977,303           634,743
                                                  ------------      ------------
      OPERATING INCOME (LOSS)                          (92,360)           93,638

INTEREST EXPENSE                                        40,525            43,665
                                                  ------------      ------------
      INCOME (LOSS) BEFORE OTHER INCOME               (132,885)           49,973
                                                  ------------      ------------

OTHER INCOME
   Recovery of bad debt                                  8,260                 0
   Cancellation of debt                                      0            90,829
                                                  ------------      ------------
      TOTAL OTHER INCOME                                 8,260            90,829
                                                  ------------      ------------
      INCOME (LOSS) BEFORE
         CORPORATION INCOME TAXES                     (124,625)          140,802

CORPORATION INCOME TAXES (BENEFIT)                           0                 0
                                                  ------------      ------------

      NET INCOME (LOSS)                           $   (124,625)     $    140,802
                                                  ============      ============

NET INCOME (LOSS) PER COMMON SHARE

   BASIC AND DILUTED                              $       (.01)     $        .01
                                                  ============      ============


WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING

   BASIC AND DILUTED                                15,074,915        10,380,169
                                                  ============      ============


                             See Accompanying Notes.

                              NUTECH DIGITAL, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2004
                                   (UNAUDITED)

                                   Preferred Stock             Common Stock
                                   ----------------     -------------------------
                                                                      Accumulated
                                   Shares    Amount       Shares         Amount        Deficit          Total
                                                                                     -----------     -----------

BALANCE, JANUARY 1, 2004                0    $    0     12,883,248    $ 1,519,902    $  (579,504)    $   940,398

ISSUANCE OF COMMON STOCK FOR:

      CASH-PRIVATE PLACEMENTS           0         0      5,875,000      2,252,000              0       2,252,000

      SERVICES AND PREPAID
      EXPENSES UNDER 2003
      CONSULTANT STOCK PLAN             0         0        385,000        299,350              0         299,350

      OTHER SERVICES AND
      PREPAID EXPENSES                  0         0      1,290,473        544,418              0         544,418

      CASH OPTIONS UNDER THE
      2001 EQUITY INCENTIVE PLAN        0         0         67,500          7,725              0           7,725

NET (LOSS) FOR THE THREE MONTHS
ENDED MARCH 31, 2004,                   0         0              0              0       (124,625)       (124,625)
                                   ------    ------     ----------    -----------    -----------     -----------
BALANCE, MARCH 31, 2004                 0         0     20,501,221    $ 4,623,395    $  (704,129)    $ 3,919,266
                                   ======    ======     ==========    ===========    ===========     ===========

                             See Accompanying Notes.

                              NUTECH DIGITAL, INC.
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

                                                                          2004            2003
                                                                      -----------     -----------

CASH FLOWS FROM OPERATING ACTIVITIES
      Net income (loss)                                               $  (124,625)    $   140,802
      Adjustments to reconcile net income (loss) to net
         cash (used) by operating activities:
         Depreciation                                                      88,183          80,798
         Cancellation of debt                                                   0         (37,672)
         Allowance for doubtful accounts                                  (31,733)              0
         Issuance of common stock for services and consulting fees        502,681               0
      Changes in operating assets and liabilities:
         Accounts receivable                                             (207,996)       (265,558)
         Other receivables                                                (18,250)              0
         Inventories                                                      (51,710)        113,650
         Royalty advances                                                (749,540)        (33,406)
         Prepaid expenses                                                (231,215)          3,679
         Accounts payable                                                 (38,089)       (303,948)
         Accrued liabilities                                               60,137          39,681
         Accrued interest                                                 (18,686)              0
                                                                      -----------     -----------
      NET CASH (USED) BY
         OPERATING ACTIVITIES                                            (820,843)       (261,974)
                                                                     -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
      Purchases of property and equipment                                (269,325)        (95,688)
                                                                      -----------     -----------
      NET CASH (USED) BY INVESTING ACTIVITIES                            (269,325)        (95,688)
                                                                      -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
      Net proceeds from issuance of common stock                        2,259,725               0
      Proceeds from notes payable, other                                        0         500,000
      Repayments of notes payable, other                                   (5,026)        (87,619)
      Repayment of notes payable, related parties                        (531,041)              0
      Changes in loans payable, officer                                         0         (27,709)
      Payments on capital leases payable                                   (5,572)         (6,008)
                                                                      -----------     -----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                         1,718,086         378,664
                                                                      -----------     -----------

                             See Accompanying Notes.

                              NUTECH DIGITAL, INC.
                      STATEMENTS OF CASH FLOWS (CONTINUED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

                                                              2004        2003
                                                            --------    --------

NET INCREASE IN CASH                                        $627,918    $ 21,002

CASH BALANCE, AT BEGINNING OF PERIOD                          30,827       9,237
                                                            --------    --------
CASH BALANCE, AT END OF PERIOD                              $658,745    $ 30,239
                                                            ========    ========
SUPPLEMENTARY DISCLOSURE OF
   CASH FLOW INFORMATION

   CASH PAID DURING THE PERIOD FOR:
      Interest                                              $ 43,991    $ 33,570
                                                            ========    ========
       Taxes                                                $      0    $      0
                                                            ========    ========
NON-CASH INVESTING AND FINANCING
   ACTIVITIES
       Issuance of common stock for prepaid expenses,
          services and consulting fees                      $843,768    $      0
                                                            ========    ========
     Cancellation of debt                                   $      0    $ 37,672
                                                            ========    ========


                             See Accompanying Notes.

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)


NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Presentation

      The interim financial statements of the Company are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited consolidated financial statements for the interim periods presented. Operating results for the three months ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. Accordingly, your attention is directed to footnote disclosures found in the December 31, 2003 Annual Report and particularly to Note 1, which includes a summary of significant accounting policies.

      Nature of Business

      NuTech Digital, Inc. is a pioneer in the home entertainment product market, with more than 600 exclusive DVD titles and a growing library of high definition music concerts. The Company offers original and licensed content via a worldwide network of distributors and retailers and through the Internet. The Company also now has available its digital rights management technology, enabling it to offer its products on demand. The Company's digital rights management technology allows feature films, concerts, children's animated films, karaoke software, Japanese animation and late night programming to be accessed via secure downloads and included in online subscription services. The Company also facilitates authoring services to content providers in the entertainment industry.

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

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)


NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)


NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

      Disclosure About Fair Value of Financial Instruments

      The Company has financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at March 31, 2004 as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)


NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

      Common Stock Issued for Non-Cash Transactions

      It is the Company's policy to value stock issued for non-cash transactions, such as services, at the fair market value of the goods or services received or the consideration granted, whichever is more readily determinable, at the date the transaction is negotiated. Common stock issued to employees is generally recorded at fair market value less a negotiated discount.

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

      Shipping and Handling Costs

      The Company's policy is to classify shipping and handling costs as part of selling, general and administrative costs in the statements of operations. These costs for the three months ended March 31, 2004 and 2003 amounted to $17,105 and $17,614, respectively.

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)


NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Segment Information

      The  Company   sells  its  products   primarily   to  retail   stores  and
      distributors. Approximately 3% of the Company's revenues in 2004 were to customers outside of the United States of America (no specific concentration).

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

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)


NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Recently-Issued Accounting Pronouncements (Continued)

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

      Reclassifications

      Certain  2003  amounts   have  been   reclassified   to  conform  to  2004
      presentations.

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)


NOTE 2 ACCOUNTS RECEIVABLE

      A summary of accounts receivable and allowance for doubtful accounts is as follows:

                  Accounts receivable                                 $ 730,420

                  Allowance for doubtful accounts                       (15,000)
                                                                      ---------

                  Net accounts receivable                             $ 715,420
                                                                      =========

      At March 31, 2004 one customer owed the Company $103,191, which was 14% of total accounts receivable.

            Allowance for doubtful accounts

                  Balance, January 1, 2004                            $  46,733
                  Reduction in allowance                                (31,733)
                                                                      ---------

                  Balance, March 31, 2004                             $  15,000
                                                                      =========

NOTE 3 MAJOR CUSTOMERS

      For the three months ended March 31, 2004, the Company had two customers that accounted for 29% of total revenue (15% and 14%).

NOTE 4 INVENTORIES

      The inventories are comprised of completed DVDs and karoake CDs.

NOTE 5 ADVANCE ROYALTIES

      The Company has acquired the licensing, manufacturing and distribution rights to various movies from the owners of the titles. The Company pays royalties from 20% - 30% of the net sales proceeds. Royalty costs for the three months ended March 31, 2004 and 2003 were $51,891 and $57,372, respectively.

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)

NOTE 6 PROPERTY AND EQUIPMENT

      Property and equipment and accumulated depreciation consists of:

                  Completed masters                              $4,044,309
                  Masters in process                                208,500
                  Office furniture and equipment                    111,179
                  Computer equipment                                193,922
                  Computer software                                  48,801
                  Warehouse equipment                               121,850
                  Trade show equipment                               25,855
                  Leasehold improvements                            112,041
                                                                 ----------
                                                                  4,866,457
                                Less accumulated depreciation     3,203,588
                                                                 ----------
                                                                 $1,662,869

NOTE 7 MAJOR SUPPLIERS

      For the three months ended March 31, 2004, the Company did not purchase over 10% of its products from any one supplier.

      For the three months ended March 31, 2003, the Company purchased 60% of its products from two suppliers.

NOTE 8 INCOME TAXES

      The income tax provisions differ from the amount computed by applying the federal graduated rate to income before income taxes. A reconciliation to the graduated federal income tax rate is as follows:


            Tax at U.S. federal statutory income tax rates          $(26,000)

            Less availability of net operating less carryforward     (26,000)
                                                                    --------
                    Tax Provision                                   $      0
                                                                    ========

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)

NOTE 8 INCOME TAXES (CONTINUED)

      The following is a summary of the significant components of the Company's deferred tax assets and liabilities:

              Net operating loss carryforwards                      $249,000

              Accrued expenses and miscellaneous                      28,800
                                                                    --------
                                                                     277,800
              Less valuation allowance                               277,800
                                                                    --------
              Net deferred tax asset                                $      0
                                                                    ========

      A reconciliation of the valuation allowance is as follows:

              Balance, at January 1, 2004                           $277,800

              Net changes for the three months
                ended March 31, 2004                                       0
                                                                    --------

      Balance at March 31, 2004                                     $277,800
                                                                    ========

      Realization of the net deferred tax assets is dependent on future reversals of existing taxable temporary differences and adequate future taxable income, exclusive of reversing temporary differences and carryforwards.

      Net Operating Loss Carryforwards

      Corporation Income Taxes

                  Year of Loss           Amount            Expiration Date
            --------------------    -----------------   --------------------
              December 31, 2003         $ 653,358         December 31, 2023

NOTE 9    CAPITAL LEASES PAYABLE

      The Company has two capital leases for computer hardware and software. The leases are for 36 months with monthly rentals of $2,353 plus taxes, including interest at 13.2% and 14.2%. Future minimum lease payments on the lease are as follows:

                  December 31, 2004                    $21,864
                  December 31, 2005                     19,004
                                                       -------
                                                        40,868
                  Less amount representing interest     12,487
                                                       -------

                  Present value of future minimum
                     lease payments                     28,381
                  Less current portion                  28,381
                                                       -------

                  Long-term portion                    $     0
                                                       =======

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)

NOTE 10 NOTES PAYABLE, RELATED PARTIES

                                                                                CURRENT
                                                                  TOTAL         PORTION
                                                                ----------    ------------
      LEE KASPER (PRESIDENT OF THE COMPANY)

      On November 7, 2000, U.S. Bank, N.A. loaned the president of the Company $640,000, which was used to pay-off the corporation's line of credit to U.S. Bank, N.A.

      The terms of the loan from the president are the same as the terms of the loan from U.S. Bank, N.A. to the president, as follows:

      1. The  corporation  guaranteed the  president's  loan
         from the bank.
      2. Security - all of the corporation's assets.
      3. Interest - 7.00% at March 31, 2004.
      4. Twenty-nine  monthly principal payments of $21,333,
         plus accrued interest  beginning December 15, 2002,
         plus a final payment equal to all unpaid  principal
         on May 15, 2005, the maturity date.
      5. Principal balance at March 31, 2004 is:
                                                                 $ 298,672      $ 255,996
      LEE KASPER (PRESIDENT OF THE COMPANY)

      On January 30, 2004, Lee Kasper gave 50,000 shares of the Company's common stock to Marketbyte, Inc. The principal balance at March 31, 2004 is:

                                                                    20,390         20,390

                    NUTECH DIGITAL, INC.
                NOTES TO FINANCIAL STATEMENTS
                       MARCH 31, 2004
                         (UNAUDITED)


NOTE 10 NOTES PAYABLE, RELATED PARTIES (CONTINUED)

                                                                                CURRENT
                                                                  TOTAL         PORTION
                                                                ----------    ------------
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
                                                                  $365,470       $174,492
      4. Principal balance at March 31, 2004 is
                                                                  $684,532       $450,878

      Future minimum principal payments on the notes payable to related parties are as follows:

      December 31, 2004                                              $450,878
      December 31, 2005                                               217,168
      December 31, 2006                                                16,486
                                                                     --------
                                                                     $684,532

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)


NOTE 11  NOTES PAYABLE, OTHER

                                                                                CURRENT
                                                                  TOTAL         PORTION
                                                                ----------    ------------
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

      SMALL BUSINESS ADMINISTRATION AND COMERICA BANK LOAN

      On July 12,  2000,  the  Company  received  a $900,000
      Small Business  Administration loan with Comerica Bank
      participation.  The loan requires  monthly payments of
      $6,414,  including interest at 2% over prime. The loan
      is secured by all assets of the  Company and the major
      stockholder's    personal   residence   and   personal
      guaranty. The loan matures on July 14, 2018. Effective
      interest rate at March 31, 2004 was 6%.
                                                                   729,039         40,962
                                                               -----------      ---------
                                                               $ 1,129,039      $ 440,962
                                                               ===========      =========

            Future minimum principal payments on the notes payable to others are as follows:

                  December 31, 2004                                   $  440,962
                  December 31, 2005                                       33,964
                  December 31, 2006                                       36,148
                  December 31, 2007                                       38,473
                  Thereafter                                             579,492
                                                                      ----------
                                                                      $1,129,039

                    NUTECH DIGITAL, INC.
                NOTES TO FINANCIAL STATEMENTS
                       MARCH 31, 2004
                         (UNAUDITED)


NOTE 12 CONVERTIBLE PROMISSORY NOTES

      The Company issued two convertible promissory notes totaling $137,566 with the following terms and conditions:

            a.    Unsecured
            b.    Due date July 7, 2005
            c. Interest rate - minimum rate permitted by the Internal Revenue Service (4.0% @ March 31, 2004).
            d. Voluntary conversion - note can be converted after July 7, 2004 into common stock of the Company at a conversion price of $0.25 per share (550,264 shares).

NOTE 13 ADVERTISING

      The Company expenses all advertising as incurred. Advertising expenses for the three months ended March 31, 2004 and 2003 were $4,636 and $1,300, respectively.

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

      As of March 31, 2004, future minimum lease payments excluding operating expenses are as follows:

                  December 31, 2004                                     $ 96,312
                  December 31, 2005                                       96,312
                  December 31, 2006                                       56,182
                                                                        --------

                                                                        $248,806

      The rent expense for the three months ended March 31, 2004 and 2003 was $27,390 and $27,367, respectively.

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)

NOTE 15 EMPLOYEE STOCK OPTIONS

      The Board of Directors and stockholders approved the NuTech Digital, Inc. 2001 Equity Incentive Plan which permits the Board of Directors to grant, for a ten year period, both stock purchase rights and stock options. The Company has reserved 3,752,747 shares of its common stock for issuance to the directors, employees and consultants under the Plan. The Plan is administered by the Board of Directors.

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

      The stock subject to the plan and issuable upon exercise of options granted under the plan are shares of the corporation's common stock, no par value, which may be restricted, or grants of options to purchase shares of common stock.

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

      Asummary of the option activity for the three months ended March 31, 2004, pursuant to the terms of the plan is as follows:

                                                                Weighted
                                                    Shares       Average
                                                     Under      Exercise
                                                    Option        Price
                                                 ----------     --------
      Options outstanding at January 1, 2004      2,610,000     $    .78
           Granted                                  600,000          .65
           Exercised                                (67,500)         .11
           Cancelled and expired                   (725,000)        1.30
                                                 ----------     --------
      Options outstanding at March 31, 2004       2,417,500
                                                 ==========

      1,757,500 shares are exercisable at March 31, 2004

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)


NOTE 15 EMPLOYEE STOCK OPTIONS (CONTINUED)

      Information regarding stock options outstanding as of March 31, 2004 is as follows:

            Price range                                            $ .11 - $ .66
            Weighted average exercise price                                $ .31
            Weighted average remaining contractual life       6 years, 10 months
             Options exercised
                  Price range                                                .11
                  Shares                                                  67,500
                  Weighted average exercise price                            .11

      The weighted average fair value of options granted for the three months ended March 31, 2004 were estimated as of the date of grant using the Black-Scholes stock option pricing model, based on the following weighted average assumptions:

            Dividend yield                                                   0
            Expected volatility                                             50 %
            Risk free interest rate                                      4.086 %
            Expected life                                         5 - 10 years

      For purposes of proforma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's proforma information follows:

      Net (loss) from continuing operations
            As reported                                            $  ( 124,625)
            Proforma                                               $  ( 187,034)

      Income (Loss) per share attributable
            to common stock

      Basic
            As reported                                            $      ( .01)
            Proforma                                               $      ( .01)

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)


NOTE 16  COMMON STOCK PURCHASE WARRANTS

      The following is a summary of the stock purchase warrants outstanding as of March 31, 2004:

            Number of shares                                          13,430,946
            Price per share                                       $ .75 - $ 1.80
            Expiration date                February 19, 2006 - February 24, 2014

NOTE 17  2003 CONSULTANT STOCK PLAN

      In July 2003, the Company adopted the 2003 Consultant Stock Plan and reserved 5,000,0000 shares of common stock for issuance to consultants for the Company. The shares of common stock will be issued at the fair market value on the date the shares are awarded.

      The following is a summary of the shares covered by the plan as of March 31, 2004:

            Total shares authorized                               $    5,000,000

            Shares issued ($0.12 - $1.20 per share)                    1,835,000
                                                                  --------------
            Shares available for future issuance                  $    3,165,000
                                                                  ==============

NOTE 18 LITIGATION (REDEEMABLE COMMON STOCK)

      In 2002, the Company issued 53,333 shares in full payment of a note payable. The stock issuance was subject to an agreement that the Company's common stock must be registered with the Securities and Exchange Commission by October 1, 2002 and must be offered for sale at a price of a least $1.50 per share. If neither of these conditions were met, then the creditor could rescind the agreement by returning all or a portion of their common stock. In September 2003, the stockholder filed a lawsuit against the Company to demand the rescission of the agreement and the payment of $80,000 plus accrued interest.

      This action has been settled and was dismissed with prejudice on May 6, 2004. To settle the action, Mr. Lee Kasper, the Company's President, transferred to the creditor 27,000 shares of the Company's common stock that were owned by him.

NOTE 19 CASH IN BANK

      The Company  has  $630,666  deposited  in one  banking  institution.  Only
      $100,000 of the balance is insured by the Federal Deposit Insurance Corporation.

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)


NOTE 20 SUBSEQUENT EVENTS (UNAUDITED)

      Stock Options

      On April 15, 2004, the Company approved the granting of incentive stock options to two employees for 375,000 shares of restricted common stock at a price of $.62 per share. The options expire in ten years.

      On April 15, 2004, the Company approved the granting of incentive stock options for the President of the Company for 2,000,000 shares of restricted common stock at a price of $.62 per share. The exercise price for these options are $.682 per share. The options expire in five years.

      Subsequent Agreements

      On April 19, 2004, the Company received two orders for $1,200,000 and plans to ship the products in the second quarter of 2004. The gross profit on these items is lower than the Company's normal gross profit.

PART 1 - ITEM 2

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

      In addition to historical information, this Quarterly Report on Form 10-QSB contains forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, competitive pressures, changes in technology that may render our products less desirable or obsolete, changes in consumer taste away from the type of products we offer, changes in the economy that would leave less disposable income to be allocated to entertainment, the loss of any member of our management team, the loss of certain key customers, and other factors over which we have no control. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Quarterly Report. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document. You should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission.

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

      These interim financial statements are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited consolidated financial statements for the interim periods presented. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. Accordingly, you attention is directed to footnote disclosures found in the December 31, 2003 Annual Report and particularly to Note 1, which includes a summary of significant accounting policies.

Critical Accounting Policies and Estimates

      In consultation with our Board of Directors, we have identified five accounting principles that we believe are key to an understanding of our financial statements. These important accounting policies require management's most difficult, subjective judgments.

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

      Common Stock Issued for Non-Cash Transactions. It is our policy to value stock issued for non-cash transactions, such as services, at the fair market value of the goods or services received or the consideration granted, whichever is more readily determinable, at the date the transaction is negotiated. Common stock issued to employees is generally recorded at fair market value less a negotiated discount.

Results of Operations

Overview

      We are a pioneer in the home entertainment products market, with more than 600 exclusive DVD titles and a growing library of high definition music concerts. We offer original and licensed content via a worldwide network of distributors and retailers and through the Internet. We also have available digital rights management technology, which allows us to offer our products on demand. Our digital rights management technology allows feature films, concerts, children's animated films, karaoke software, Japanese animation and late night programming to be accessed via secure downloads and included in online subscription services. We also facilitate authoring services to content providers in the entertainment industry. We are based in Van Nuys, California.

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

      We experienced a decline in sales during 2003 and again during the first quarter of 2004, which we attribute to a number of factors. First, the economy of the United States still has not fully recovered from the slowdown of the last two years, which we believe has driven down discretionary spending by consumers. Second, in an effort to stabilize the pricing of our products, we changed our pricing model. We no longer sell products to distributors at steep discounts. This policy allowed the distributors to sell the products to retailers at lower prices than we were willing to sell them. Also, we were unable to fulfill some orders during the fiscal year ended December 31, 2003 because of a lack of inventory. We improved our inventory control procedures to try to avoid this in the future. Finally, Japanese anime and hentai are becoming more popular, both here in the United States and abroad, fueling competition in our market.

      While we operated at a loss during the first quarter of the 2004 fiscal year, the loss was due to our practice of paying for services and consultants with our common stock, in order to conserve cash. In fact, we reported a significant increase in gross profit for the first quarter of 2004, due to an increase in the sale of our anime products and a decrease in replication costs.

      We have begun expanding our business and our product offerings. We recently produced our first contemporary music concert, which we plan to distribute. We believe that the production of music concerts will be a significant source of revenue, since we will own all the rights to the concerts. This will allow us to choose the manner in which we derive revenues from these works. For example, we will be able to broadcast the concerts on television and over the Internet as well as to sell them on DVD or CD. We also announced our acquisition of the North American licensing rights for 65 high definition DVD titles of classical concert music from Cascade Gmbh, a prominent German based

DVD and CD label. Finally, we believe that we can increase revenue from our Internet sales through our digital rights management technology. This technology allows customers visiting our website to immediately download high definition, DVD-quality films, either for rent or for purchase. The customer can act spontaneously, obtaining immediate access to the film of his choice and avoid handling and shipping costs.

      With the exception of the licenses we will acquire, we have not made any material commitments for capital expenditures in the immediate future.

Quarter Ended March 31, 2004, Compared to Quarter Ended September 30, 2002

                             Selected Financial Information

                                                            Three Months Ended
                                                        3/31/2004    3/31/2003     Increase        %
                                                        ---------    ---------     --------       ----
                                                                                  (Decrease)
Statements of Operations
      Sales                                             1,031,516    1,085,595     (54,079)        (5%)
      Cost of Sales                                       146,573      357,214    (210,641)       (59%)
           Percentage of Sales                                 14%          33%
      Gross Profit                                        884,943      728,381     156,562         21%
           Percentage of Sales                                 86%          67%
      Expenses                                            977,303      634,743     342,560         54%
      Operating Income (Loss)                             (92,360)      93,638    (185,998)      (199%)
      Interest Expense                                     40,525       43,665       3,140          7%
      Income (Loss) Before Other Income                  (132,885)      49,973    (182,858)      (366%)
      Other Income                                          8,260       90,829     (82,569)       (91%)
      Income (Loss) Before Corporation Income Taxes      (124,625)     140,802    (265,427)      (189%)
      Corporation Income Tax (Benefit)                          0            0           0          0%
      Net Income (Loss)                                  (124,625)     140,802    (265,427)      (189%)
      Net Income (Loss) Per Share
           Basic and Diluted                                (0.01)        0.01       (0.02)      (200%)

Sales

      Our revenues from operations for the three months ended March 31, 2004 were $1,031,516, as compared to revenues of $1,085,595 for the three months ended March 31, 2003, a 5% decrease. We attribute the decrease in our revenues to continued weak economic conditions, increased competition and our decision to discontinue discounting our product prices to certain of our customers, which resulted in reduced sales. Because we are the exclusive distributor for many of our products in the United States, our decision to stabilize our product pricing for all of our customers, while resulting in lower sales, prevents those customers who purchased from us at a reduced price from selling to others at a reduced price, thereby eroding our customer base.

      During April 2004, we received two purchase orders totaling approximately $1,200,000. We expect to ship the product in the second quarter of 2004. Although this will significantly increase our revenues, the products sold are at a lower gross profit percentage than other products we sell.

Cost of Sales and Gross Profit

      Although our sales decreased in the three months ended March 31, 2004 compared to March 31, 2003, our gross profit increased from $728,381, or 67% to 884,943, or 86%. The increase in gross profit totaling $156,562 is due to an increase in the sale of our anime products, which have a higher gross profit margin then our karaoke products, and to lower replication costs for our products.

Selling, General and Administrative Expenses

      Selling, general and administrative costs increased by $342,560, to $977,303 for the three months ended March 31, 2004 as compared to $634,743, for the three months ended March 31, 2003, a 54% increase. The increase in these expenses is primarily a result of increased legal fees ($92,580), consulting fees ($117,239) and salaries and wages ($108,415). A summary of our expenses is as follows:

                                               Three Months Ended
                                                                       Increase
                                             03/31/2004  03/31/2003   (Decrease)
                                             ----------  ----------   ----------
Expenses
      Selling Expenses
         Royalty Expense                      $  51,891  $  57,372  $  (5,481)
         Credit Card Fees                         9,348      9,027        321
         Salaries, wages and payroll taxes       23,149     39,244    (16,095)
         Other Selling Expenses                  17,131     17,615       (484)
      General and Administrative Expenses
         Legal Fees                             122,851     30,271     92,580
         Consulting Fees                        117,467        228    117,239
         Salaries, wages and payroll taxes      333,466    225,051    108,415
         Automobile expenses                      9,244     22,012    (12,768)
         Rent                                    27,390     27,368         22
         Amortization and Depreciation           88,183     80,798      7,385
         Other General and Administrative       177,183    125,757     51,426
      Expenses
            Total Expenses                    $ 977,303  $ 634,743  $ 342,560

      We recorded an operating loss of $92,360 in the three months ended March 31, 2004 as compared to an operating profit of $93,638 in the three months ended March 31, 2003. This decrease of $185,998 is primarily due to increased general and administrative expenses as discussed above, particularly our practice of paying for services and consultants with our common stock in lieu of cash.

Interest Expense

      Interest expense decreased $3,140, or 7% as we used a portion of the net proceeds from a private offering of our securities to pay off higher interest rate debt.

Other Income (Expense)

      Other income is comprised of the following:

                           Three Months Ended
                                                   Increase
                         03/31/2004  03/31/2003   (Decrease)        %
                         ----------  ----------   ----------        -
Recovery of bad debt       $  8,260    $      0    $  8,260        N/A
Cancellation of debt              0      90,829     (90,829)       100%
                           --------    --------    --------     --------
     Total Other Income    $  8,260    $ 90,829    ($82,569)       (91%)
                           ========    ========    ========     ========

      Recovery of bad debt - During the three months ended March 31, 2004 we were able to obtain $8,260 in payments from a customer previously classed as non-paying.

      Cancellation of Debt - During the three months ended March 31, 2003, we were able to negotiate reductions in accounts and notes payable in the amount of $90,829.

Net Income (Loss)

      During the three months ended March 31, 2004 we recorded a net loss of $124,625 as compared to net income of $140,802 in the three months ended March
31, 2003. The decrease of $265,427 is mainly attributed to the increase in general and administrative expenses as discussed above.

Liquidity and Capital Resources

      To date, we have financed our operations with cash from our operating activities, a bank line of credit, a loan from the Small Business
Administration, various loans from individuals and private offerings of our securities.

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

      At March 31, 2004 we had cash of $658,745. Our primary source of cash in the three months ended March 31, 2004 consisted of a private offering of our securities that provided net proceeds of $2,259,725.

      The primary uses of cash for the three months ended March 31, 2004 consisted of licensing costs and general operating costs. We believe that cash generated by our current operations in conjunction with the proceeds generated by our offerings of securities will be sufficient to continue our business for the next 12 months. However, we may need additional financing during the next 12 months to expand our product offerings, either by purchasing additional titles or by producing music videos. We currently have no commitments for such financing.

                                             Three Months Ending
Working Capital                           03/31/2004     03/31/2003
                                         -----------    -----------

Current Assets                           $ 2,949,840    $ 1,592,219
Current Liabilities                      $ 1,748,676    $ 2,418,854
                                         -----------    -----------
            Working Capital (Deficit)    $ 1,201,164    ($  826,635)
                                         ===========    ===========
Long-term Debt                           $ 1,059,296    $ 1,411,253
                                         ===========    ===========
Stockholders' Equity                     $ 3,919,267    $   475,370
                                         ===========    ===========

      The positive changes in our working capital resulted from the private offering of our securities that we undertook in February 2004, which increased our cash on hand and was used to decrease a portion of our current liabilities.

Stockholders' Equity

      Stockholders' equity increased by $2,978,868 in the three months ended March 31, 2004, primarily due to the private offering of our securities and the issuance of common stock in exchange for services.

Statements of Cash Flows Select Information

                                                      Three Months Ended
                                                  03/31/2004      03/31/2003
                                                  ----------      ----------
Net Cash Provided (Used) By:
Operating Activities                             ($  820,843)    ($  261,974)
Investing Activities                             ($  269,325)    ($   95,688)
Financing Activities                             $ 1,718,086     $   378,664

Operating Activities

      During the three months ended March 31, 2004, cash was used by operations to fund the acquisition of rights to DVD entertainment products, to fund increases in accounts receivable, to prepay expenses and to reduce accounts payable. During the three months ended March 31, 2003, net cash was provided by operating activities by inventories and accounts payable, while cash was used by operations to fund increases in accounts receivable and reduce accounts payable.

Investing Activities

      During the three months ended March 31, 2004, net cash used by investing activities was $269,325 as compared to $95,688 for the three months ended March 31, 2003. Cash used by investing activities was used principally for the acquisition of property and equipment.

Financing Activities

      Net cash provided by financing activities was $1,718,086 for the three months ended March 31, 2004 as compared to $378,664 of net cash provided by financing activities during the three months ended March 31, 2003. During the three months ended March 31, 2004 we received $2,259,725 in net proceeds from the issuance of common stock and used $531,041 to repay notes to related parties. In the three months ended March 31, 2003 we received $500,000 from the issuance of a note payable to an unrelated party and repaid $121,336 of debt.

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

      In August 1998 we entered into an agreement with Ritek Corporation whereby we received an advance in the amount of $400,000 against royalties to be earned through the sale of the children's game, "Shadoan". We also agreed to pay simple interest of 8.5% per year on the advance amount. We used this money to acquire the license for the game as well as for working capital. As consideration for the advance, we agreed that, so long as the advance amount was outstanding, our ownership of the license to the game would be shared equally with Ritek Corporation. We further agreed to retain the services of Ritek Corporation to replicate the game, at a per disc price that was competitive in our industry. Ritek Corporation agreed that we could repay the advance by paying a per-disc charge of $2 over the replication price. If we fail to make payments in accordance with our agreement, Ritek Corporation is entitled to give us notice of default. If we fail to pay the principal amount within 10 days after we receive the notice, we are required to forfeit our ownership rights in the license to Ritek Corporation. We have derived minimal revenues from the game and we have not repaid the advance in accordance with our agreement. As of March 31, 2004, the unpaid balance of the advance was $400,000. We failed to pay all of the interest that accrued during the past two fiscal years, and we have recorded a liability for unpaid interest totaling $73,667 for the fiscal year ended March 31, 2004. Ritek Corporation has not given us notice of default and has not asked us to transfer our rights to the license. If we were required to transfer our license to the game to Ritek Corporation, it would not have a significant impact on our revenues or the results of our operations.

      Currently, we have no commitments for additional financing.

ITEM 3. DISCLOSURE CONTROLS AND PROCEDURES

      Management, including the Company's President and Chief Executive Officer (who is also the Company's Chief Financial Officer), carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The evaluation was undertaken in consultation with the Company's accounting personnel. Based on that evaluation, the President and Chief Executive Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

      There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART II - ITEM 1 LEGAL PROCEEDINGS

      On March 31, 2004 Urbach Kahn & Werlin Advisors, Inc. filed a complaint in the Los Angeles Superior Court, Case No. BC 303285, against NuTech Digital, Inc. and Lee Kasper. The Complaint alleged breach of a written contract based on a promissory note for $80,000 dated December 28, 2001 and a Stock Acquisition Agreement dated March 4, 2002. Urbach Kahn & Werlin Advisors, Inc. was seeking the recovery of $80,000 in principal plus interest and costs and expenses, including attorney's fees. This action has been settled and was dismissed with prejudice on May 6, 2004. To settle the action, Mr. Lee Kasper, our President, transferred to Urbach Kahn & Werlin Advisors, Inc. 27,000 shares of our common stock that were owned by him.

PART II - ITEM 2  CHANGES IN SECURITIES AND USE OF PROCEEDS

      We issued the following securities during the quarter ended March 31, 2004.

      On January 30, 2004 we issued to MarketByte, LLC 50,000 shares of common stock for services rendered in connection with stock promotion activities. The value of the securities on the date of grant was $1.06. The securities were issued in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933.

      On February 2, 2004 we closed a private offering of our securities pursuant to an exemption provided in Section 4(2) of the Securities Act and section 506 of Regulation D promulgated thereunder. The securities were sold with the assistance of broker-dealers to persons who represented that they were accredited investors, as that term is defined in Rule 501 of Regulation D. Each investor received a warrant to purchase an additional two shares of common stock for each single share of common stock purchased. The unit price was $0.40 per share. The warrant exercise price is $0.75 per share. The warrants, if not exercised, will expire 10 years from the date of grant. We sold a total of 1,875,000 shares of its common stock in the offering, and warrants to purchase an additional 3,750,000 shares.

      On February 5, 2004 we issued to CEOcast, Inc. 110,000 shares of common stock for services rendered in connection with stock promotion activities. The value of the securities on the date of grant was $1.05. The securities were issued in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933.

      On February 27, 2004 we closed a private offering of our securities, pursuant to the exemption provided in Section 4(2) of the Securities Act and section 506 of Regulation D promulgated thereunder. The securities were sold with the assistance of broker-dealers to persons who represented that they were accredited investors, as that term is defined in Rule 501 of Regulation D. Each investor received a warrant to purchase an additional two shares of common stock for each single share of common stock purchased. The unit price was $0.40 per share. The warrant exercise price is $0.75 per share. The warrants, if not exercised, will expire 10 years from the date of grant. We sold a total of 4,375,000 shares of its common stock in the offering, and warrants to purchase an additional 8,750,000 shares. In addition to the shares sold, we paid to Brighton Capital, Ltd. the sum of $17,000 and issued to Brighton Capital, Ltd. a warrant for the purchase of 170,000 shares of common stock for assistance with the offering. The warrant issued to Brighton Capital, Ltd. was identical to the warrants issued to the participants in the private offerings. Broker-dealers or others who assisted with the offerings were also paid cash compensation totaling $81,000.

      On March 12, 2004 we issued to Andreas Dautzenberg 15,000 shares of common stock for assisting with the acquisition of a license. The value of the securities on the date of grant was $0.87. The securities were issued in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933.

      On March 12, 2004 we issued to Redwood Consultants, LLC 75,000 shares of common stock for services rendered in connection with stock promotion activities. The agreement with Redwood Consultants, LLC also anticipates that we will pay Redwood Consultants, LLC 45,000 shares of common stock for monthly services to be rendered over a four month period. In conjunction with the execution of the agreement, we gave Redwood Consultants, LLC a warrant to purchase a total of 300,000 shares of its common stock. The warrant has a two year term. The warrant exercise price is $1.15 as to 100,000 shares, $1.50 as to 100,000 shares and $1.80 as to 100,000 shares. We may require Redwood Consultants, LLC to exercise the warrant if the market price of its common stock exceeds the exercise price of the warrant for a period of five consecutive trading days. The value of the securities on the date of grant was $0.87. The securities were issued in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933.

      On March 12, 2004 we issued to Queenstone Financial Corporation 600,000 shares of common stock for assisting with financing activities. The value of the securities on the date of grant was $0.87. The securities were issued in reliance upon the exemption provided by Section 4(2) and Regulation S of the Securities Act of 1933.

      On March 17, 2004 we agreed to issue to Richardson & Patel LLP 230,473 shares of common stock and a warrant to purchase an additional 460,946 shares of common stock in exchange for legal services rendered or to be rendered having a value of $274,888. The warrant exercise price is $0.75 per share. The warrant, if not exercised, will expire 10 years from the date of grant. The securities were issued in reliance upon the exemption provided by Section 4(2) and Regulation S of the Securities Act of 1933.

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

(1) Incorporated by reference from the Company's Registration Statement on Form SB-2 filed on May 17, 2002, as amended.

(2)   Filed herewith.

Reports on Form 8-K

      On February 2, 2004, the registrant filed a current report disclosing the completion of a private offering of its securities.

      On February 11, 2004, the registrant filed a current report disclosing a press release that announced revenues earned during the month of January 2004.

      On March 1, 2004, the registrant filed a current report disclosing the completion of a second private offering of its securities.

      On March 2, 2004, the registrant filed a current report disclosing a press release that announced revenues earned during the month of February 2004.

      On March 25, 2004, the registrant filed a current report disclosing a press release that announced financial results for the fiscal year ended December 31, 2003.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 14, 2004
                                    NuTECH DIGITAL, INC.



                                    By:   Lee Kasper
                                       ---------------------------------
                                    President, Chief Financial Officer and
                                    Duly Authorized Officer
                                    (Principal accounting and financial officer
                                    for the quarter)