Form 10QSB
period 2004-06-30
NUTECH DIGITAL INC
filed 2004-08-16
CIK 1144347

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                   FORM 10-QSB

                                -----------------

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ________ TO _______

            COMMISSION FILE NO. _______


                              NUTECH DIGITAL, INC.
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

          CALIFORNIA                                          95-4642831
(STATE OR OTHER JURISDICTION OF                             (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)

                               7900 GLORIA AVENUE
                           VAN NUYS, CALIFORNIA 91406
                                 (818) 994-3831
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                           (ISSUER'S TELEPHONE NUMBER)

                                       N/A
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT)

CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90
DAYS: YES [X] NO [_]

STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE: 20,733,721 SHARES OF COMMON STOCK, NO PAR VALUE, AS OF AUGUST 10, 2004.]

================================================================================

                                TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----

BALANCE SHEET..............................................................1
STATEMENTS OF OPERATIONS...................................................2
STATEMENTS OF STOCKHOLDER'S EQUITY.........................................3
STATEMENTS OF CASH FLOWS...................................................4
NOTES TO FINANCIAL STATEMENTS..............................................5
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
  FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........................18
        Forward-Looking Statements........................................18
        Overview Of Business..............................................18
        Critical Accounting Policies and Estimates........................18
        Results of Operations.............................................19
        Liquidity and Capital Resources...................................25
LEGAL PROCEEDINGS.........................................................27
CHANGES IN SECURITIES AND USE OF PROCEEDS.................................28
        Modification Of Instruments Defining Rights Of Holders Of
          Class of Registered Securities..................................28
        Limitation Or Qualification Of Rights Of Class of Registered
           Securities By Issuance Or Modification Of Any
           Other Class Of Securities......................................28
        Recent Sales Of Unregistered Equity Securities....................28
        Repurchases Of Equity Securities..................................28
DEFAULTS UPON SENIOR SECURITIES...........................................28
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................28
DISCLOSURE CONTROLS AND PROCEDURES........................................28
OTHER INFORMATION.........................................................29
        Voluntary Reports.................................................29
        Material Changes To Director Nominee Procedures...................29
EXHIBITS AND REPORTS ON FORM 8-K..........................................29
        Exhibits..........................................................29
        Reports on Form 8-K...............................................29
SIGNATURES................................................................29

                               NUTECH DIGITAL, INC.
                                  BALANCE SHEET
                                  JUNE 30, 2004
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                     ASSETS

CURRENT ASSETS
    Accounts receivable, net ...................................    $ 1,452,772
    Other receivables ..........................................          1,717
    Inventories ................................................      1,061,527
    Royalty advances, current portion ..........................        498,985
    Prepaid consulting, current portion ........................        184,388
    Prepaid expenses, current portion ..........................        181,235
                                                                    -----------
        TOTAL CURRENT ASSETS ...................................      3,380,624
                                                                    -----------

PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION ........      1,579,750

OTHER ASSETS
    Royalty advances, long-term portion ........................      2,261,543
    Prepaid consulting, long-term portion ......................         97,837
    Prepaid expenses, long-term portion ........................         13,947
    Deposits ...................................................          7,800
                                                                    -----------
        TOTAL OTHER ASSETS .....................................      2,381,127
                                                                    -----------

        TOTAL ASSETS ...........................................    $ 7,341,501
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Bank overdraft .............................................    $    44,327
    Accounts payable ...........................................      1,332,059
    Accrued liabilities ........................................        150,991
    Accrued interest ...........................................         92,811
    Capital leases payable, current portion ....................         23,778
    Loans payable, related party ...............................         34,430
    Notes payable, related party, current portion ..............        409,165
    Notes payable, other, current portion ......................        489,789
                                                                    -----------
        TOTAL CURRENT LIABILITIES ..............................      2,577,350
                                                                    -----------

LONG-TERM LIABILITIES
    Notes payable, related parties, long-term portion ..........        149,311
    Notes payable, other, long-term portion ....................        637,745
    Convertible promissory notes ...............................        137,566
                                                                    -----------
        TOTAL LONG-TERM LIABILITIES ............................        924,622
                                                                    -----------

STOCKHOLDERS' EQUITY
    Preferred stock
        Authorized - 50,000,000 shares
        Issued and outstanding -0- shares ......................              0
    Common stock
        Authorized 100,000,000 shares, no par value
        Issued and outstanding - 20,693,721 shares .............      4,745,890
    Accumulated (deficit) ......................................       (906,361)
                                                                    -----------
        TOTAL STOCKHOLDERS' EQUITY .............................      3,839,529
                                                                    -----------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .............    $ 7,341,501
                                                                    ===========

   The accompanying notes are an integral part of these financial statements..

                              NUTECH DIGITAL, INC.
                            STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)
--------------------------------------------------------------------------------


                                                 THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                ----------------------------    ----------------------------
                                                    2004            2003            2004            2003
                                                ------------    ------------    ------------    ------------
SALES, NET ..................................   $  1,547,200    $    966,815    $  2,578,716    $  2,052,410
COSTS OF SALES ..............................        720,321         211,896         866,894         569,110
                                                ------------    ------------    ------------    ------------
    GROSS PROFIT ............................        826,879         754,919       1,711,822       1,483,300
                                                ------------    ------------    ------------    ------------
EXPENSES
    SELLING EXPENSES ........................        177,460         164,104         278,979         287,362
    CONSULTING FEES .........................        210,437               0         329,904               0
    GENERAL AND ADMIN-
      ISTRATIVE EXPENSES ....................        642,378         483,201       1,398,695         994,686
                                                ------------    ------------    ------------    ------------
    TOTAL EXPENSES ..........................      1,030,275         647,305       1,007,578       1,282,048
                                                ------------    ------------    ------------    ------------
   OPERATING INCOME (LOSS) ..................       (203,396)        107,614        (295,756)        201,252
INTEREST EXPENSE ............................         25,179          14,371          65,704          58,036
                                                ------------    ------------    ------------    ------------
   INCOME (LOSS) BEFORE OTHER INCOME ........       (228,575)         93,243        (361,460)        143,216
                                                ------------    ------------    ------------    ------------
OTHER INCOME
   Recovery of bad debt .....................          2,143               0          10,403               0
   Litigation settlement ....................         25,000               0          25,000               0
   Cancellation of debt .....................              0               0               0          90,829
                                                ------------    ------------    ------------    ------------
   TOTAL OTHER INCOME .......................         27,143               0          35,403          90,829
                                                ------------    ------------    ------------    ------------
   INCOME (LOSS) BEFORE CORPORATION INCOME
     TAXES
                                                    (201,432)         93,243        (326,057)        234,045
CORPORATION INCOME TAXES (BENEFIT) ..........            800               0             800               0
                                                ------------    ------------    ------------    ------------

   NET INCOME (LOSS) ........................   $   (102,232)   $     93,243    $ ( 326,857)    $    234,045
                                                ============    ============    ============    ============

NET INCOME (LOSS) PER COMMON SHARE--BASIC AND
   DILUTED
                                                $      (0.01)   $       0.01    $      (0.02)   $       0.02
                                                ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING--BASIC AND DILUTED ...........     20,571,221      10,380,169      17,820,568      10,380,169
                                                ============    ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

                              NUTECH DIGITAL, INC.
                       STATEMENTS OF STOCKHOLDER'S EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2004
                                   (UNAUDITED)
--------------------------------------------------------------------------------


                                              PREFERRED STOCK               COMMON STOCK
                                         -------------------------   -------------------------   ACCUMULATED
                                           SHARES         AMOUNT        SHARES       AMOUNT        DEFICIT         TOTAL
                                         -----------   -----------   -----------   -----------   -----------    -----------
BALANCE, JANUARY 1, 2004 .............             0   $         0    12,883,248   $ 1,519,902   $  (579,504)   $   940,398

ISSUANCE OF COMMON STOCK FOR:
   CASH-PRIVATE PLACEMENTS ...........             0             0     5,875,000     2,252,000             0      2,252,000

   SERVICES AND PREPAID EXPENSES UNDER
      2003 CONSULTANT STOCK PLAN .....             0             0       385,000       299,350             0        299,350


   OTHER SERVICES AND PREPAID EXPENSES             0             0     1,425,473       580,588             0        580,588

   CASH OPTIONS UNDER THE 2001
      EQUITY INCENTIVE PLAN ..........             0             0       125,000        14,050             0         14,050

   TRANSFER OF REDEEMABLE COMMON STOCK             0             0             0        80,000             0         80,000

NET (LOSS) FOR THE SIX MONTHS
   ENDED JUNE 30, 2004 ...............             0             0             0             0      (326,857)      (326,857)
                                         -----------   -----------   -----------   -----------   -----------    -----------

BALANCE, JUNE 30, 2004 ...............             0   $         0    20,693,721   $ 4,745,890   $  (906,361)   $ 3,839,529
                                         ===========   ===========   ===========   ===========   ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                            (continued on next page)

                              NUTECH DIGITAL, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)
--------------------------------------------------------------------------------


                                                                                      2004            2003
                                                                                   -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss) ...........................................................   $  (326,857)   $   234,045
   Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
     Depreciation ..............................................................       176,270        162,415
     Cancellation of debt ......................................................             0        (90,829)
     Allowance for doubtful accounts ...........................................       (21,733)             0
     Issuance of common stock for services and consulting fees .................       538,858              0
     Changes in operating assets and liabilities:
     Accounts receivable .......................................................      (955,349)      (226,179)
     Other receivables .........................................................           533              0
     Inventories ...............................................................      (430,788)       152,212
     Royalty advances ..........................................................    (1,115,092)       (46,129)
     Prepaid consulting ........................................................       102,863              0
     Prepaid expenses ..........................................................      (148,012)       (19,038)
     Accounts payable ..........................................................       678,985       (164,659)
     Accrued liabilities .......................................................        92,383         13,370
     Accrued interest ..........................................................       (20,599)             0
     Customer deposits .........................................................             0         92,551
                                                                                   -----------    -----------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES ...............................    (1,427,538)       107,759
                                                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment .........................................      (274,293)      (279,915)
                                                                                   -----------    -----------
NET CASH (USED) BY INVESTING ACTIVITIES ........................................      (274,293)      (279,915)
                                                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Bank overdraft ..............................................................        44,327              0
   Net proceeds from issuance of common stock ..................................     2,266,050              0
   Proceeds from notes payable, other ..........................................             0        500,000
   Repayments of notes payable, other ..........................................        (6,532)      (238,471)
   Repayment of notes payable, related parties .................................       622,667)             0
   Changes in loans payable, officer ...........................................             0        (33,482)
   Payments on capital leases payable ..........................................       (10,174)       (11,581)
   Purchase of treasury stock ..................................................             0        (13,150)
                                                                                   -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES ......................................     1,671,004        203,316
                                                                                   -----------    -----------

NET INCREASE (DECREASE) IN CASH ................................................       (30,827)        31,160

CASH BALANCE, AT BEGINNING OF PERIOD ...........................................        30,827          9,237
                                                                                   -----------    -----------
CASH BALANCE, AT END OF PERIOD .................................................   $         0    $    40,397
                                                                                   ===========    ===========

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
CASH PAID DURING THE PERIOD FOR:
   Interest ....................................................................   $    87,155    $    35,676
                                                                                   ===========    ===========
   Taxes .......................................................................   $       800    $         0
                                                                                   ===========    ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES
   Issuance of common stock for prepaid expenses, services and consulting fees .   $   879,946    $         0
                                                                                   ===========    ===========
   Cancellation of debt ........................................................   $         0    $    90,829
                                                                                   ===========    ===========
   Allocation of prepaid offering costs to common stock ........................   $         0    $    99,000
                                                                                   ===========    ===========

   The accompanying notes are an integral part of these financial statements ...

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)
--------------------------------------------------------------------------------


NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRESENTATION

The interim financial statements of NuTech Digital, Inc. ("we," "us," "our" or "the "company") are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited financial statements for the interim periods presented. Operating results for the six months ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. Accordingly, your attention is directed to footnote disclosures found in the December 31, 2003 Annual Report and particularly to
Note 1, which includes a summary of significant accounting policies.

NATURE OF BUSINESS

NuTech is engaged in the business of licensing and distributing general entertainment products, most of which are made available through digital versatile discs, commonly known as DVDs. Our products include Japanese anime, karaoke software, late night programming, and children's animated films. We own more than 600 exclusive DVD titles and a growing library of high definition music concerts. We have also recently begun producing popular music concerts for distribution. Our products are principally sold through retail stores, the Internet, and wholesale distributors. In January 2004 we implemented a digital rights management technology affording us the ability to offer our products on demand over the Internet. Our digital rights management technology allows our products and programming to be accessed via secure downloads and included in online subscription services. We also facilitate authoring services to content providers in the entertainment industry

BASIS OF PRESENTATION

The Company's financial statements have been prepared on an accrual basis of accounting, in conformity with accounting principles generally accepted in the United States of America. These principles contemplate the realization of assets and liquidation of liabilities in the normal course of business.

ACCOUNTS RECEIVABLE

Accounts receivable are reported at the customers' outstanding balances less any allowance for doubtful accounts. Interest is not included on overdue accounts

ALLOWANCE FOR DOUBTFUL ACCOUNTS

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

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)
--------------------------------------------------------------------------------

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

The Company depreciates its property and equipment for financial reporting purposes using the straight-line method based upon the following useful lives of the assets:

                Completed masters                                  7 years
                Office furniture and equipment                     7 years
                Computer equipment                                 5-7 years
                Computer software                                  3 years
                Warehouse equipment                                7-10 years
                Trade show equipment                               7 years
                Leasehold improvements                             5-10 year


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

DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at June 30, 2004 as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)
--------------------------------------------------------------------------------


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

SHIPPING AND HANDLING COSTS

The Company's policy is to classify shipping and handling costs as part of selling, general and administrative costs in the statements of operations. These costs for the six months ended June 30, 2004 and 2003 amounted to $36,047 and $32,845, respectively.

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)
--------------------------------------------------------------------------------


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

RECLASSIFICATIONS

Certain 2003 amounts have been reclassified to conform to 2004 presentations.

NOTE 2 ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

A summary of accounts receivable and allowance for doubtful accounts is as follows:

              Accounts receivable                       $ 1,477,772
              Allowance for doubtful accounts               (25,000)
                                                        -------------

              Net accounts receivable                   $ 1,452,772
                                                        =============


At June 30, 2004 one customer owed the Company $651,750, which was 44% of total accounts receivable.

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)
--------------------------------------------------------------------------------


As of June 30, 2004, $139,450 of accounts receivable were over 90 days old.

    Allowance for doubtful accounts:
              Balance, January 1, 2004                     $   46,733
              Reduction in allowance                          (21,733)
                                                           ------------

              Balance, June 30, 2004                       $   25,000
                                                           ============

NOTE 3 MAJOR CUSTOMERS

For the six months ended June 30, 2004, the Company had one customer that accounted for 23% of total revenue.

NOTE 4 INVENTORIES

The inventories are comprised of completed DVDs and karaoke CDs.

NOTE 5 ADVANCE ROYALTIES

The Company has acquired the licensing, manufacturing and distribution rights to various movies from the owners of the titles. The Company pays royalties from 20% - 30% of the net sales proceeds. Royalty costs for the six months ended June 30, 2004 and 2003 were $186,509 and $174,606, respectively.

NOTE 6 PROPERTY AND EQUIPMENT

Property and equipment and accumulated depreciation consists of:

              Completed masters                                 $   4,052,631

              Masters in process                                        3,459

              Office furniture and equipment                           11,179

              Computer equipment                                       95,609

              Computer software                                         8,801

              Warehouse equipment                                     121,850

              Trade show equipment                                     25,855

              Leasehold improvements                                  112,041
                                                            ------------------

                                                                    4,871,425

              Less accumulated depreciation                         3,291,675
                                                            ------------------

                                                                 $  1,579,750
                                                            ==================


NOTE 7 MAJOR SUPPLIERS

For the six months ended June 30, 2004 and 2003, the Company had one supplier and two suppliers, respectively, whose purchases exceeded 10% of total products (2004 - 74%; 2003 - 33% and 13%)..

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)
--------------------------------------------------------------------------------


NOTE 8 INCOME TAXES

PROVISION (BENEFIT)

The provision for income taxes for the six months ended June 30, 2004 represents primarily California franchise taxes and consists of the following:

                                                    2004
                                                ------------
              Current                           $       800

              Deferred                          $         0

DEFERRED TAX COMPONENTS

Significant components of the Company's deferred tax assets are as follows at June 30, 2004:

          Net operating loss carryforwards                      $ 334,700

          Timing difference for expense deductions                 (9,000)

                                                                  325,700

          Less valuation allowance                               (325,700)

          Net deferred tax assets                               $       0

          Summary of valuation allowance:
                                                                ---------

          Balance, January 1, 2004                              $ 277,800

          Increase for the six months ended June 30, 2004          47,900
                                                                ---------

          Balance, June 30, 2004                                $ 325,700
                                                                =========


In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

NET OPERATING LOSS CARRYFORWARDS

The Company has the following net operating loss carryforwards:

              YEAR OF LOSS            EXPIRATION DATE
              ------------            ---------------

           December 31, 2003         December 31, 2023             653,358

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)
--------------------------------------------------------------------------------


NOTE 9 CAPITAL LEASES PAYABLE

The Company has two capital leases for computer hardware and software. The leases are for 36 months with monthly rentals of $2,353 plus taxes, including interest at 13.2% and 14.2%. Future minimum lease payments on the lease are as follows:

          December 31, 2004                                    $15,222
          December 31, 2005                                     19,004

                                                                34,226

          Less amount representing interest                     10,448
                                                               -------

          Present value of future minimum lease payments        23,778
          Less current portion                                  23,778
                                                               -------

          Long-term portion                                    $     0
                                                               =======

NOTE 10 LOANS PAYABLE, RELATED PARTY

Loans payable relating to related parties include the following:

                                                                                              TOTAL         CURRENT PORTION
                                                                                     ---------------        ----------------
      LEE KASPER (PRESIDENT OF THE COMPANY)

      On April 21, 2004, Mr. Kasper gave 27,000 shares of the Company's common stock to Urbach Kahn in satisfaction of the Company's obligation.  This payment is recorded as a loan currently due and payable.  The principal
      balance at June 30, 2004 is:                                                   $       14,040         $         14,040

      In 2002, the Company issued 53,333 shares in full payment of a note payable. The stock issuance was subject to an agreement that the Company's common stock must be registered with the Securities and Exchange
      Commission by October 1, 2002 and must be offered for sale at a price of at least $1.50 per share. If neither of these conditions were met, then the creditor could rescind the agreement by returning all or a portion of their common stock. In September 2003, the stockholder filed a lawsuit against the Company to demand the rescission of the agreement and the payment of $80,000 plus accrued interest.

      This action has been settled and was dismissed with prejudice on May 6, 2004. To settle the action, Mr. Lee Kasper, the Company's President, transferred to the creditor 27,000 shares of the Company's common stock that were owned by him.

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)
--------------------------------------------------------------------------------

      LEE KASPER (PRESIDENT OF THE COMPANY)

      On January 30, 2004, Mr. Kasper gave 50,000 shares of the Company's common stock to Marketbyte, Inc. in satisfaction of the Company's obligation.  This payment is recorded as a loan currently due and payable The principal
      balance at June 30, 2004 is:                                                            20,390                  20,390
                                                                                     ---------------        ----------------
                                                                                     $        34,430        $         34,430
                                                                                     ===============        ================

      LEE KASPER (PRESIDENT OF THE COMPANY)

      On November 7, 2000, U.S. Bank, N.A. loaned Mr. Kasper $640,000, which was used to pay-off the Company's line of credit to U.S. Bank, N.A. The terms of the loan from Mr. Kasper to the Company are the same as the terms of the loan from U.S. Bank, N.A. to Mr. Kasper as follows:

      1.    The Company guaranteed Mr. Kasper's loan from the bank.

      2.    Security - all of the Company's assets.

      3.    Interest - 7.00% at June 30, 2004.

      4. Twenty-nine monthly principal payments of $21,333, plus accrued interest beginning December 15, 2002, plus a final payment equal to all unpaid principal on May 15, 2005, the maturity date.

      5.    Principal balance at June 30, 2004 is:                                   $      234,673         $        234,673

      LEE KASPER (PRESIDENT OF THE COMPANY)

      On February 19, 2003, Mr. Kasper received a $500,000 loan from Skura
      Intercontinental Trading Company and loaned the $500,000 proceeds to the Company. The terms of the loan are the same as the terms of the loan from Skura Intercontinental Trading Company to Mr. Kasper as follows:

      1. The loan is secured by a deed of trust on Mr. Kasper's personal residence.

      2.       Interest - 3%.

      3. Thirty-six monthly payments of principal and interest in the amount of $14,541.

      4.       Principal balance at June 30, 2004 is                                 $       323,803        $        174,492
                                                                                     ---------------        ----------------
                                                                                     $       558,476        $        409,165
                                                                                     ===============        ================


Future minimum principal payments on the foregoing notes payable are as follows:

          June 30, 2004                       $409,165

          June 30, 2005                        149,311
                                              --------

                                              $558,476
                                              ========

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)
--------------------------------------------------------------------------------


NOTE 12 NOTES PAYABLE, OTHER

Loans payable relating to unrelated parties include the following:

                                                                                         TOTAL               CURRENT PORTION
                                                                                     ---------------        ----------------
      RITEK CORP
      In August, 1998, the Company received a $400,000 loan from Ritek Corp. The loan accrues interest at 8.5% per annum and entitles Ritek Corp. to 50%
      ownership in the licensing rights in the Shadoan DVD Game. The loan requires monthly payments of interest and principal with the agreement that the total

      loan and interest was to be paid on June 10, 1999. If the loan was not paid    $      400,000         $        400,000
      on that date, then Ritek would become 100% owner and license holder of the
      Title "Shadoan" should the Company fail to make payment within 10 days of notice of default.  As of June 30, 2004 the date of this report, Ritek has not issued notice of default.

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

      Effective interest rate at June 30, 2004 was 6%.                                       727,534                  89,789
                                                                                     ---------------        ----------------
                                                                                     $     1,127,534        $        489,789
                                                                                     ===============        ================

Future minimum principal payments on the notes payable to others are as follows:

                     June 30, 2004                       $  489,7895

                     June 30, 2005                            76,968

                     June 30, 2006                            76,968

                     June 30, 2007                            76,968

                     Thereafter                              406,841
                                                         ------------
                                                         $   406,841
                                                         ============

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)
--------------------------------------------------------------------------------


NOTE 13 CONVERTIBLE PROMISSORY NOTES

The Company issued two convertible promissory notes totaling $137,566 with the following terms and conditions:

1.    Unsecured

2.    Due date July 7, 2005

3. Interest rate - minimum rate permitted by the Internal Revenue Service (4.0% @ June 30, 2004).

4. Voluntary conversion - note can be converted after July 7, 2004 into common stock of the Company at a conversion price of $0.25 per share (550,264 shares).

NOTE 14 ADVERTISING

    The Company expenses all advertising as incurred. Advertising expenses for the six months ended June 30, 2004 and 2003 were $5,420 and $3,826, respectively.

NOTE 15 REAL ESTATE LEASE

On May 1, 2001, the Company leased its office and warehouse facilities for five years and three months. The details on the lease are as follows:

1. Base rentals - $7,800 per month plus operating costs with cost of living adjustments in May of each year.

2.    Termination date - July 31, 2006

3. Option - one option for an additional 60 month period with rent at the base rental amount plus cost of living adjustments.

As of June 30, 2004, future minimum lease payments excluding operating expenses are as follows:

                   December 31, 2004              $  96,312

                   December 31, 2005                 96,312

                   December 31, 2006                 56,182
                                                 ----------

                                                 $  248,806
                                                 ==========


The rent expense for the six months ended June 30, 2004 and 2003 was $54,785 and $54,735, respectively.

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

The stock subject to the plan and issuable upon exercise of options granted under the plan are shares of the Company's common stock, no par value, which may be restricted, or grants of options to purchase shares of common stock.

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)
--------------------------------------------------------------------------------


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

A summary of the option activity for the six months ended June 30, 2004, pursuant to the terms of the plan is as follows:

                                                                                                WEIGHTED
                                                                       SHARES                    AVERAGE
                                                                       UNDER                    EXERCISE
                                                                       OPTION                     PRICE
                                                                 -------------------         ----------------
         Options outstanding at January 1, 2004                          2,610,000                  $   0.78

              Granted                                                      600,000                      0.65

              Exercised                                                   (125,000)                     0.11

              Cancelled and expired                                       (725,000)                     1.30
                                                                 -------------------         ----------------

         Options outstanding at June 30, 2004                            2,360,000
                                                                 ===================         ================


2,282,500 shares are exercisable at June 30, 2004.

Information regarding stock options outstanding as of June 30, 2004 is as follows:

         Price range                                          $ 0.11--$ 0..66

         Weighted average exercise price                               $ 0.31

         Weighted average remaining contractual life        6 years, 7 months

         Options exercised

              Price range                                              $ 0.11

              Shares                                                  125,000

              Weighted average exercise price                          $ 0.11


The weighted average fair value of options granted for the six months ended June 30, 2004 were estimated as of the date of grant using the Black-Scholes stock option pricing model, based on the following weighted average assumptions:

         Dividend yield                                                    0

         Expected volatility                                             50%

         Risk free interest rate                                      4.086%

         Expected life                                           5--10 years

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)
--------------------------------------------------------------------------------


A summary of the incentive options for the six months ended June 30, 2004 is as follows:

                                                                          SHARES UNDER            WEIGHTED
                                                                           INCENTIVE              AVERAGE
                                                                             OPTION               EXERCISE
                                                                                                   PRICE
                                                                         ---------------        -------------
         Incentive options outstanding at January 1, 2004                             0               $    0

              Granted                                                         2,375,000               $   67
                                                                         ---------------

         Incentive options outstanding at June 30, 2004                       2,375,000
                                                                         ===============

    175,000 shares are exercisable at June 30, 2004

      Information regarding incentive options outstanding as of June 30, 2004 is as follows:


         Price range                                        $ 0.62--$ 0..682

         Weighted average exercise price                              $ 0.67

         Weighted average remaining contractual life       5 years, 6 months


The weighted average fair value of the incentive options granted for the six months ended June 30, 2004 were estimated as of the date of the grant using the Black-Scholes stock option pricing model, based on the following weighted average assumptions.

         Dividend yield                                                   0

         Expected volatility                                            50%

         Risk free interest rate                                     4.402%

         Expected life                                          5--10 years


For purposes of proforma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's proforma information follows:

             Net (loss) from continuing operations:

              As reported                                            $ (326,857)
              Proforma                                               $ (392,665)

          Income (Loss) per share attributable to common stock

              Proforma                                               $   (0..02)
              As reported                                            $   (0..02)

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)
--------------------------------------------------------------------------------


NOTE 17 COMMON STOCK PURCHASE WARRANTS

The following is a summary of the stock purchase warrant activity for the six months ended June 30, 2004:

                                                                SHARES
                                                                UNDER
                                                                OPTION
                                                           -----------------

         Warrants outstanding at January 1, 2004                   750,000

              Granted                                            2,680,946

              Exercised                                          (150,000))
                                                           -----------------

         Warrants outstanding at June 30, 2004                   3,280,946
                                                           =================


      Information regarding warrants outstanding as of June 30, 2004 is as follows:

         Price per share                                    $ 0.75--$ 1.80

         Expiration date              February 19, 2006--February 24, 2014


NOTE 18 2003 CONSULTANT STOCK PLAN

In July 2003, the Company adopted the 2003 Consultant Stock Plan and reserved 5,000,0000 shares of common stock for issuance to consultants for the Company. The shares will be issued at the fair market value on the date the shares are awarded.

The following is a summary of the shares covered by the plan as of June 30, 2004:

           Total shares authorized                             $ 5,000,000

           Shares issued ($0.12 - $1.20 per share)               1,835,000
                                                              ------------

           Shares available for future issuance                $ 3,165,000
                                                              ============

NOTE 19 LITIGATION

In July 2003 we initiated an arbitration proceeding against Roan Meyers Associates LP before the National Association of Securities Dealers in connection with $35,000 we paid to Roan Meyers Associates for services that we allege were never provided. The parties settled the claims on June 10, 2004 for $25,000.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

      In addition to historical information, this report contains forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, competitive pressures, changes in technology that may render our products less desirable or obsolete, changes in consumer taste away from the type of products we offer, changes in the economy that would leave less disposable income to be allocated to entertainment, the loss of any member of our management team, the loss of certain key customers, and other factors over which we have no control. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Quarterly Report. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document. You should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission.

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

      These interim financial statements are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited consolidated financial statements for the interim periods presented. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. Accordingly, you attention is directed to footnote disclosures found in the December 31, 2003 annual report on form 10-KSB and particularly to note 1 in the financial statements contained in that report, which includes a summary of significant accounting policies.

OVERVIEW OF BUSINESS

      NuTech is engaged in the business of licensing and distributing general entertainment products, most of which are made available through digital versatile discs, commonly known as DVDs. Our products include Japanese anime, karaoke software, late night programming, and children's animated films. We own more than 600 exclusive DVD titles and a growing library of high definition music concerts. We have also recently begun producing popular music concerts for distribution. Our products are principally sold through retail stores, the Internet, and wholesale distributors. In January 2004 we implemented a digital rights management technology affording us the ability to offer our products on demand over the Internet. Our digital rights management technology allows our products and programming to be accessed via secure downloads and included in online subscription services. We also facilitate authoring services to content providers in the entertainment industry.

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

RESULTS OF OPERATIONS

      SELECTED STATEMENT OF OPERATIONS DATA

      Summarized in the table below is statement of operations data comparing the six months ended June 30, 2004 with the six months ended June 30, 2003:

                                               SIX MONTHS ENDED:
                                         6/30/2004           6/30/2003           INCREASE              %
                                        (UNAUDITED)         (UNAUDITED)         (DECREASE)          CHANGE
                                        -----------         -----------        -----------        -----------
Sales                                   $ 2,578,716         $ 2,052,410        $   526,306                 26%
Cost of Sales                               866,894             569,110            297,784                 52%
                                        -----------         -----------        -----------        -----------
   Percentage of Sales                           34%                 28%
Gross Profit                              1,711,822           1,483,300            228,522                 15%
                                        -----------         -----------        -----------        -----------
   Percentage of Sales                           66%                 72%
Expenses                                  2,007,578           1,282,048            725,530                 57%
                                        -----------         -----------        -----------        -----------
Operating Income (Loss)                    (295,756)            201,252           (497,008)              (247%)
Interest Expense                             65,704              58,036              7,668                 13%
                                        -----------         -----------        -----------        -----------
Income (Loss) Before Other Income          (361,460)            143,216           (504,676)              (352%)
                                        -----------         -----------        -----------        -----------
Other Income                                 35,403              90,829            (55,426)               (61%)
                                        -----------         -----------        -----------        -----------
Income (Loss) Before Corporation

   Income Taxes                            (326,057)            234,045           (560,102)              (239%)
Corporation Income Tax Benefit                  800                   0                800                100%
                                        -----------         -----------        -----------        -----------
Net Income (Loss)                       ($  326,857)        $   234,045        ($  560,902)              (240%)
                                        ===========         ===========        ===========        ===========

Net Income (Loss) Per Share
   Basic and Diluted                    ($     0.02)        $      0.02        ($     0.04)              (200%)
                                        ===========         ===========        ===========        ===========


Summarized in the table below is statement of operations data comparing the three months ended June 30, 2004 with the three months ended June 30, 2003:

                                              THREE MONTHS ENDED:
                                         6/30/2004           6/30/2003           INCREASE              %
                                        (UNAUDITED)         (UNAUDITED)         (DECREASE)          CHANGE
                                        -----------         -----------        -----------        -----------
Sales                                   $ 1,547,200         $   966,815        $   580,385                 60%
Cost of Sales                               720,321             211,896            508,425                240%
                                        -----------         -----------        -----------        -----------
     Percentage of Sales                         47%                 22%
Gross Profit                                826,879             754,919             71,960                 10%
                                        -----------         -----------        -----------        -----------
     Percentage of Sales                         53%                 78%
Expenses                                  1,030,275             647,305            382,970                 59%
                                        -----------         -----------        -----------        -----------
Operating Income (Loss)                    (203,396)            107,614           (311,010)              (289%)
Interest Expense                             25,179              14,371             10,808                 75%
                                        -----------         -----------        -----------        -----------
Income (Loss) Before Other Income          (228,575)             93,243           (321,818)              (345%)
                                        -----------         -----------        -----------        -----------
Other Income                                 27,143                   0             27,143                100%
                                        -----------         -----------        -----------        -----------

Income (Loss) Before Corporation
     Income Taxes                          (201,432)             93,243           (294,675)              (316%)
Corporation Income Tax Benefit                  800                   0                800                100%
                                        -----------         -----------        -----------        -----------
Net Income (Loss)                       $  (202,232)        $    93,243        $  (295,475)              (317%)
                                        ===========         ===========        ===========        ===========
Net Income (Loss) Per Share
     Basic and Diluted                  $     (0.01)        $      0.01        $     (0.02)              (200%)
                                        ===========         ===========        ===========        ===========

      SALES

      Our sales for the six months and three months ended June 30, 2004 were $2,578,716, as compared to sales of $2,052,410 for the six months ended June 30, 2003, a 26% increase. Our sales for the three months ended June 30, 2004 were $1,547,200, as compared to sales of $966,815 for the six months ended June 30, 2003, a 60% increase. The increase in our sales was as follows:

                                SIX MONTHS ENDED             THREE MONTHS
                                  JUNE 30, 2004           ENDED JUNE 30, 2004
                                ------------------        -------------------

        Dollar Tree                  $   550,000                $   550,000

        Other customers                  (23,964)                     30,385
                                ------------------        -------------------

                                     $   526,036                $   580,385
                                ==================        ===================

      During April 2004, we received two purchase orders from Double Tree totaling approximately $1,200,000. We shipped $550,000 of the order in the three-month period ended June 30, 2004, and expect to ship the balance of the order in the three-month period ended September 30, 2004. Given the significantly large amount of the purchase, we agreed to sell the product to Double Tree at a large discount to our ordinary sales prices. This is a one-time order with a new customer, and we do not expect to sell product at these significantly discounted sales prices in the future absent extraordinary circumstances.

      With the exception of the Double Tree order, sales to other customers have remained relatively constant, having declined slightly by $23,964 for the six months ended June 30, 1994 as compared to the corresponding period in fiscal 2003, and having slightly increased by $30,385 for the three months ended June 30, 1994 as compared to the corresponding period in fiscal 2003. We attribute this in part to the continued slowdown in the United States economy which has affected consumer discretionary spending, and in part to a recently implemented change in our pricing model of eliminating steep discounts on all but significantly large sales orders, such as in the case of Double Tree.

      COST OF SALES AND GROSS PROFIT

      Our cost of sales for our six-month period ended June 30, 2004 was $866,894 or 34% of sales for that period, as compared to $569,110 or 28% of sales for our six-month period ended June 30, 2003. Our cost of sales for our three-month period ended June 30, 2004 was $720,321 or 47% of sales for that period, as compared to $211,896 or 22% of sales for our three-month period ended June 30, 2003

      The 6% increase in our cost of sales percentagewise for our six-month period ended June 30, 2004 was partially attributable in part to the significant discount provided with respect to the Double Tree purchase discussed above, and in part to a greater portion of our sales for the three-month period ended March 31, 2004 being comprised of our anime products, which carry a lower gross profit percentage than the other products that we sell. The 25% increase in our cost of sales percentagewise for our three-month period ended June 30, 2004 was attributable entirely to the significant discount provided with respect to the Double Tree purchase discussed above.

      Our gross profit for the six-month period ended June 30, 2004 was $1,711,822 or 66% of sales, as compared to $1,483,300 or 72% of sales for the six-month period ended June 30, 2003. Our gross profit for the three-month period ended June 30, 2004 was $826,879 or 53% of sales, as compared to $754,919 or 78% of sales for the three-month period ended June 30, 2003. The 6% and 25% declines in our cost of sales percentagewise for our six-month and three-month periods ended June 30, 2004, respectively, was attributable to the discounted sales prices and lower gross margins for products sold as discussed above.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Summarized in the table below is selling, consulting and general and administrative expenses comparing the six months ended June 30, 2004 with the six months ended June 30, 2003:

                                                               SIX MONTHS ENDED:
                                                          6/30/2004         6/30/2003           INCREASE                  %
                                                         (UNAUDITED)       (UNAUDITED)         (DECREASE)              CHANGE
                                                         -----------       -----------        -----------                  --
Expenses
     Selling Expenses
         Credit Card Fees                                $    20,419       $    21,948        $    (1,529)                 (7%)
         Freight and Delivery                                 36,082            32,845              3,237                   9%
         Salaries, Wages and Payroll Taxes                    47,745            57,963            (10,218)                (21%)
         Royalty Expense                                     173,857           174,606               (749)                 (0%)
         Other Selling Expenses                                  876                 0                876                --
                                                         -----------       -----------        -----------
                                                         $   278,979       $   287,362        $    (8,383)                 (3%)
                                                         -----------       -----------        -----------

                                                         -----------       -----------        -----------
     Consulting Expenses                                 $   329,904       $      --          $   329,904                --
                                                         -----------       -----------        -----------

     General and Administrative Expenses
         Bad Debts                                            10,000                 0             10,000                --
         Loan Fee                                             15,000                 0             15,000                --
         Automobile Expenses                                  21,742            47,359            (25,617)               (118%)
         Travel Expenses                                      24,052             6,346             17,706                  74%
         Internet and Web Development                         27,998             5,207             22,791                  81%
         Telephone and Utility Expense                        31,930            22,639              9,291                  29%
         Accounting Fees                                      47,994            59,198            (11,204)                (23%)
         Promotion and Public Relations                       50,678               595             50,083                  99%
         Rent                                                 54,785            54,735                 50                   0%
         Insurance                                            69,885            45,609             24,276                  35%
         Legal Fees                                          163,675            35,561            128,114                  78%
         Amortization and Depreciation                       177,851           164,014             13,837                   8%
         Salaries, Wages and Payroll Taxes                   589,323           479,314            110,009                  19%
         Other General and Administrative Expenses           113,782          (213,253)           327,035                --
                                                         -----------       -----------        -----------
                                                         $ 1,398,695       $   707,324        $   691,371                  49%
                                                         -----------       -----------        -----------
     Total Expenses                                      $ 2,007,578       $   994,686        $ 1,012,892                  50%
                                                         ===========       ===========        ===========

      Summarized in the table below is selling, consulting and general and administrative expenses comparing the three months ended June 30, 2004 with the three months ended June 30, 2003:

                                                             THREE MONTHS ENDED:
                                                              THREE MONTHS ENDED:
                                                          6/30/2004          6/30/2003          INCREASE                     %
                                                         (UNAUDITED)        (UNAUDITED)        (DECREASE)                 CHANGE
                                                         -----------        -----------        ----------                ---------
Expenses
     Selling Expenses
         Credit Card Fees                                $    11,071        $    12,921        $    (1,850)                (17%)
         Freight and Delivery                                 18,951             15,230              3,721                  24%
         Salaries, Wages and Payroll Taxes                    24,596             18,719              5,877                  31%
         Royalty Expense                                     121,966            117,234              4,732                   4%
         Other Selling Expenses                                  876               --                  876                --
                                                         -----------        -----------        -----------
                                                         $   177,460        $   164,104        $    13,356                   8%
                                                         -----------        -----------        -----------

                                                         -----------        -----------        -----------
     Consulting Expenses                                 $   212,437        $      --          $   212,437                --
                                                         -----------        -----------        -----------

     General and Administrative Expenses
         Automobile Expenses                             $     6,502        $    25,347        $   (18,845)               (290%)
         Travel Expenses                                       7,876              3,713              4,163                 112%
         Bad Debts                                            10,000               --               10,000                --
         Internet and Web Development                         11,344              2,831              8,513                 301%
         Telephone and Utility Expense                        18,032             11,114              6,918                  62%
         Accounting Fees                                      14,250             23,508             (9,258)                (65%)
         Promotion and Public Relations                       28,259               --               28,259                --
         Rent                                                 27,395             27,367                 28                   0%
         Insurance                                            41,136             21,413             19,723                  92%
         Legal Fees                                           40,824              5,290             35,534                 672%
         Amortization and Depreciation                        89,668             83,216              6,452                   8%
         Salaries, Wages and Payroll Taxes                   255,857            254,263              1,594                   1%
         Other General and Administrative Expenses           (88,225)          (138,965)            50,740                 (58%)
                                                         -----------        -----------        -----------
                                                         $   462,918        $   319,097        $   143,821                  45%
                                                         -----------        -----------        -----------

                                                         -----------        -----------        -----------
     Total Expenses                                      $ 1,030,275        $   647,305        $   382,970                  59%
                                                         ===========        ===========        ===========


      Our selling, consulting and general and administrative expenses for our six-month period ended June 30, 2004 was $2,007,578, representing a $1,012,892 or 50% increase from selling, consulting and general and administrative expenses of $994,686 for the six-month period ended June 30, 2003. The principal reasons for the increase was (1) the payment of $329,904 in consulting expenses for our six-month period ended June 30, 2004, as compared to $0 for the corresponding period in fiscal 2003, and (2) a $691,371 or 49% increase in general and administrative expenses to $1,398,695. The $691,371 increase in general and administrative expenses was principally attributable to (1) a $327,035 change in our other general and administrative expenses to $113,782 from a deficit of $213,252, (2) a $128,114 or 78% increase in legal fees to $163,675, (3) a
$110,009 or 19% increase in salaries, wages and payroll taxes to $589,323, (4) a $50,583 or 99% increase in promotion and public relations expense to $50,678, and (5) a $22,791 or 81% increase in our Internet and web development expenses to $27,998; and (6) a $17,706 or 74% increase in travel expenses to $24,052.

      Our selling, consulting and general and administrative expenses for our three-month period ended June 30, 2004 was $1,030,275, representing a $382,970 or 59% increase from selling, consulting and general and administrative expenses of $647,305 for the three-month period ended June 30, 2003. The principal reasons for the increase was (1) the payment of $212,287 in consulting expenses for our three-month period ended June 30, 2004, as compared to $0 for the corresponding period in fiscal 2003, and (2) a $143,821 or 45% increase in general and administrative expenses to $462,918. The $143,821 increase in general and administrative expenses was principally attributable to (1) a $50,740 change in our other general and administrative expenses to a deficit of $88,225 from a deficit of $138,965, (2) a $35,534 or 672% increase in legal fees to $40,824, and (3) a $28,259 in promotion and public relations expense.

      The consulting expenses described above incurred during the six months and three months ended June 30, 2004 related to the use of several different consulting groups to assist us in developing a business plan, promote the company and to maintain investor relations. While we have benefited from these services, we do not anticipate this trend of increased consulting expenses will continue in the near future.

      The change in our other general and administrative expenses for the six months and three months ended June 30, 2004 was attributable to miscellaneous general and administrative expenses offset by expense savings attributable to recent cost reductions. We expect our other general and administrative expenses to continue at current levels.

      The legal fees paid for the six- and three-month period ended June 30, 2004 primarily related to our efforts to handle and ultimately settle two lawsuits in a timely manner. As these lawsuits are now closed, we do not expect this trend to continue.

      The increase in salaries and wages for the six- and three-month periods ended June 30, 2004 primarily occurred as the result of our hiring an in-house MIS specialist to manage our interest and web hosting needs, and to a salary increase given to our President in conjunction with his employment agreement. We expect these expenses to remain constant from this period forward.

      The increase in our promotion and public relations expense for the six- and three-month periods ended June 30, 2004 were incurred in connection with our efforts to promote the Company and to develop a positive corporate image in our industry. We expect these expenses to remain constant from this period forward.

      The increase in Internet and web development expense during the six month period ended June 30, 2004 was attributable to additional costs incurred to manage our internet and web hosting needs. We expect these expenses to remain constant from this period forward.

      The increase in travel expenses during the six-month period ended June 30, 2004 were incurred due to additional travel to meet with consultants and investors.

      These foregoing increases were offset by a reduction in automobile expenses of $25,617 and $18,845 for the six- and three-month periods ended June 30, 2004. This reduction in automobile expenses is occurred as the result of the decision by our President to end an automobile lease that existed in the corresponding six- and three-month periods in fiscal 2003.

      OTHER INCOME (EXPENSE)

      Summarized in the table below is other income or loss comparing the six months ended June 30, 2004 with the six months ended June 30, 2003:

                                 SIX MONTHS ENDED:
                              6/30/2004      6/30/2003       INCREASE
                             (UNAUDITED)    (UNAUDITED)     (DECREASE)

Recovery of Bad Debt          $ 10,403       $   --         $ 10,403
Lawsuit Settlement              25,000              0         25,000
Cancellation of Debt                 0         90,829        (90,829)
                              --------       --------       --------
     Total Other Income       $ 35,403       $ 90,829       $(55,426)
                              ========       ========       ========

      Summarized in the table below is other income or loss comparing the three months ended June 30, 2004 with the three months ended June 30, 2003:

                               THREE MONTHS ENDED:
                             6/30/2004      6/30/2003     INCREASE
                            (UNAUDITED)    (UNAUDITED)   (DECREASE)
Recovery of Bad Debt          $ 2,143       $     0       $ 2,143
Lawsuit Settlement             25,000             0        25,000
                              -------       -------       -------
     Total Other Income       $27,143       $     0       $27,143
                              =======       =======       =======


      The recovery of bad debts during the six- and three-month periods ended June 30, 2004 resulted from the collection of $10,403 and $2,143, respectively, of payments from a customer previously classed as non-paying. The lawsuit settlement during the six months ended June 30, 2004 resulted in a payment to the company of $25,000. The cancellation of debt during the six months ended June 30, 2003 in the amount of $90,829 resulted from our negotiation of a reduction in our accounts and notes payable.

      NET INCOME (LOSS)

      For the six months ended June 30, 2004, we recorded a net loss of $326,857 as compared to net income of $234,045 for the six months ended June 30, 2003. The overall $560,902 decrease in net income is principally attributed to the $329,904 increase in consulting expenses and the $691,371 increase in general and administrative expenses as discussed above, partially offset by the $228,522 increase in our gross profits as discussed above.

      For the three months ended June 30, 2004, we recorded a net loss of $202,232 as compared to net income of $93,243 for the six months ended June 30, 2003. The overall $295,4475 decrease in net income is attributable is principally attributed to the $212,437 increase in consulting expenses and the $143,821 increase in general and administrative expenses as discussed above, partially offset by the $71,960 increase in our gross profits as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

      HISTORICAL FINANCING SOURCES

      To date, we have financed our operations with cash from our operating activities, a bank line of credit, a loan from the Small Business Administration, various loans from individuals, cash raised through the offerings of our common stock or the exercise of our options or warrants, and the issuance of common stock to various consultants in payment for the provision of their services or to other creditors in satisfaction of our indebtedness to them securities.

      On February 2, 2004 and again on February 27, 2004, we completed a private sale of units to accredited investors. The units consisted of one share of common stock and a warrant to purchase two shares of common stock. Through these offerings we raised a total of $750,000 and $1,750,000 in gross proceeds, respectively. The price per unit was $0.40 and the warrant conversion price is $0.75.

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

      In August 1998 we entered into an agreement with Ritek Corporation whereby we received an advance in the amount of $400,000 against royalties to be earned through the sale of the children's game, "Shadoan". We also agreed to pay simple interest of 8.5% per year on the advance amount. We used this money to acquire the license for the game as well as for working capital. As consideration for the advance, we agreed that, so long as the advance amount was outstanding, our ownership of the license to the game would be shared equally with Ritek Corporation. We further agreed to retain the services of Ritek Corporation to replicate the game, at a per disc price that was competitive in our industry. Ritek Corporation agreed that we could repay the advance by paying a per-disc charge of $2 over the replication price. If we fail to make payments in accordance with our agreement, Ritek Corporation is entitled to give us notice of default. If we fail to pay the principal amount within 10 days after we receive the notice, we are required to forfeit our ownership rights in the license to Ritek Corporation. We have derived minimal revenues from the game and we have not repaid the advance in accordance with our agreement. As of June 30, 2004, the unpaid balance of the advance was $400,000. We failed to pay all of the interest that accrued during the past two fiscal years, and we have recorded a liability for unpaid interest totaling $73,667 for the fiscal year ended June 30, 2004. Ritek Corporation has not given us notice of default and has not asked us to transfer our rights to the license. If we were required to transfer our license to the game to Ritek Corporation, it would not have a significant impact on our revenues or the results of our operations.

      SOURCES AND USES OF CASH

      Summarized in the table below is information derived from our statements of cash flow comparing the six months ended June 30, 2004 with the six months ended June 30, 2003:

                                               SIX MONTHS ENDED:
                                            6/30/2004          6/30/2003           INCREASE
NET CASH PROVIDED (USED) BY:               (UNAUDITED)        (UNAUDITED)         (DECREASE)
                                           -----------        -----------        -----------

Operating Activities                       ($1,427,538)       $   107,759        ($1,535,297)
Investing Activities                          (274,293)          (279,915)             5,622
Financing Activities                         1,671,004            203,316          1,467,688
                                           -----------        -----------        -----------
     Net Increase (Decrease) in Cash       ($   30,827)       $    31,160        ($   61,987)
                                           ===========        ===========        ===========


      During the six months ended June 30, 2004, cash was used by operations to fund the acquisition of rights to DVD entertainment products, to fund increases in accounts receivable, to prepay expenses and to purchase inventory. These uses of cash were offset by the increase in accounts payable and accrued liabilities.

      During the six months ended June 30, 2003, cash was provided by operating activities by the net income of $234,0345 and the decrease of inventories, while cash was used by operations to fund increases in accounts receivable and reduce accounts payable.

      During the six months ended June 30, 2004, we used $274,293 for the purchases of property and equipment as compared to our use of $279,915 in the six months ended June 30, 2003 for the same purpose.

      Financing activities for the six months ended June 30, 2004, provided net cash of $1,671,004. The primary source of cash was the $2,266,050 net proceeds from the issuance of common stock. From this we were able to reduce our notes payable and capital leases by $639,373.

      Financing activities for the six months ended June 30, 2003, provided net cash of $203,316. The primary source of this cash was the $500,000 loan obtained from Lee Kasper, President, as a result of his obtaining the same amount of loan from Skura Intercontinental Trading Company. From this we were able to repay $283,534 of our notes payable and capital leases and purchase $13,150 of treasury stock.

      COMMITMENTS FOR CAPITAL EXPENDITURES

      As of June 30, 2004, we had no commitments for capital expenditures.

      OFF-BALANCE SHEET ARRANGEMENTS

      There are no guarantees, commitments, lease and debt agreements or other agreements that could trigger adverse change in our credit rating, earnings, cash flows or stock price, including requirements to perform under standby agreements.

      CAPITAL REQUIREMENTS AND AVAILABLE CAPITAL RESOURCES

      Our capital requirements, particularly as they relate to the production of popular music concerts and expanding our film and anime library, have been and will continue to be significant. Our primary use of cash consists of licensing and royalty costs, ranging from 20% to 30%, and general operating costs. Our future cash requirements and the adequacy of available funds will depend on many factors, including the pace at which we expand our business generally, and our film library in particular, the general state of the economy, which impacts the amount of money that may be spent for entertainment, our ability to negotiate favorable license agreements with producers and copyright holders of various works, the continued popularity of anime and whether or not the works we acquire appeal to consumers and whether or not the production and distribution of popular music concerts proves to be lucrative.

      As of June 30, 2004 we had available $0 of cash on hand and $802,274 of working capital to fund our operations. We believe that cash generated by our current operations in conjunction with available working capital will be sufficient to continue our business for the next twelve months. However, we may need additional financing during the next 12 months to expand our product offerings, either by purchasing additional titles or by producing music videos. We may also need additional financing should our costs and expenses prove to be greater than we currently anticipate. To the extent it become necessary to raise additional cash in the future as our current cash and working capital resources are depleted, we will seek to raise it through the public or private sale of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing. We may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities. We currently do not have any binding commitments for, or readily available sources of, additional financing. We cannot give you any assurance that we will be able to secure the additional cash or working capital we may require to continue our operations.

                                LEGAL PROCEEDINGS

      Except as described above in footnote 19 of the financial statements included with this report, during the three-month interim period ended June 30, 2004 and through the date of this report, there were (1) no material legal or governmental proceedings relating to our company or properties to which we are a party or to which any director officer, affiliate or owner of 5% of any class of our voting securities is a party adverse or has a material interest adverse to the company was filed, and (2) there were no settlements of or material developments relating to any previously reported material pending legal or governmental proceedings of the nature described above.

                    CHANGES IN SECURITIES AND USE OF PROCEEDS

MODIFICATION OF INSTRUMENTS DEFINING RIGHTS OF HOLDERS OF CLASS OF REGISTERED SECURITIES

      There was no material modification of any instruments defining the rights of holders of any class of our registered securities during the three-month interim period ended June 30, 2004.

LIMITATION OR QUALIFICATION OF RIGHTS OF CLASS OF REGISTERED SECURITIES BY ISSUANCE OR MODIFICATION OF ANY OTHER CLASS OF SECURITIES

      There was no limitation or qualification of rights of any class of our registered securities as the result of the issuance or modification of any other class of our securities during the three-month interim period ended June 30, 2004.

RECENT SALES OF UNREGISTERED EQUITY SECURITIES

      We did not sell any securities not registered under the Securities Act of 1933 during the three-month interim period ended June 30, 2004.

REPURCHASES OF EQUITY SECURITIES

      We did not repurchase any equity securities during the three-month interim period ended June 30, 2004.

                         DEFAULTS UPON SENIOR SECURITIES

      No defaults upon senior securities occurred during the three-month interim period ended June 30, 2004.

               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote by the holders of our securities during the three-month interim period ended June 30, 2004.

                       DISCLOSURE CONTROLS AND PROCEDURES

      As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

      Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

                                OTHER INFORMATION

VOLUNTARY REPORTS

      None

MATERIAL CHANGES TO DIRECTOR NOMINEE PROCEDURES

      There have been no material changes to the procedures by which our shareholders may recommend nominees to our board of directors since our last disclosure of those procedures pursuant to SEC rules.


                        EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

31.1 Certification of principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act *

32.1 Certification of chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act *

      ----------------------

      *     Filed herewith.


REPORTS ON FORM 8-K

      During the quarter ended June 30, 2004, we filed the following current reports on form 8-K.

      o On June 24, 2004, we filed a current report on form 8-K reporting that a "reset" provision provided in connection with two private offerings of our securities was not triggered.

      o On May 17, 2004, we filed a current report on form 8-K in connection with the dissemination of a press release that announced financial results for our first quarter ended March 31, 2004.


                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      Dated at Van Nuys, California, this 16th day of August, 2004.


                                NUTECH DIGITAL, INC.

                                By: /s/ Lee Kasper
                                    --------------------------------------------
                                    Lee Kasper
                                    President and Chief Financial Officer
                                    (principal executive officer)
                                    (principal accounting and financial officer)