Form 10QSB
period 2004-09-30
NUTECH DIGITAL INC
filed 2004-11-15
CIK 1144347

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2004

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

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. YES [ ] NO [_]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The registrant had 21,335,494 shares of common stock, no par value, issued and outstanding as of November 9, 2004.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [ x ]

                              NuTECH DIGITAL, INC.

                                      INDEX


                                                                           PAGE
PART I                                                                    NUMBER

Item 1 - Financial Information

         Balance Sheet as of September 30, 2004                               1

         Statements of Operations for the three months and nine months
         ended September 30, 2004 and 2003                                    2

         Statement of Stockholders' Equity for the nine months
         ended September 30, 2004                                             3

         Statements of Cash Flows for the nine months ended
         September 30, 2004 and 2003                                        4-5

         Notes to Financial Statements                                      6-24

Item 2 - Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                        25-36

Item 3. - Disclosure Controls and Procedures                                  36

PART II

Item 1 - Legal Proceedings                                                    36

Item 2 - Changes in Securities                                                36

Item 3 - Defaults Upon Senior Securities                                      37

Item 4 - Submission of Matters to a Vote of Security Holders                  37

Item 5 - Other Information                                                    37

Item 6 - Exhibits and Reports on Form 8-K                                     37

Signature Page                                                                39

                              NUTECH DIGITAL, INC.
                                  BALANCE SHEET
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                     ASSETS
CURRENT ASSETS
    Accounts receivable, net ...................................    $   838,673
    Advance royalty receivable .................................        160,000
    Inventories ................................................      1,014,910
    Reimbursable production costs ..............................        458,010
    Royalty advances, current portion ..........................        385,000
    Prepaid consulting, current portion ........................        208,556
    Prepaid expenses, current portion ..........................         39,777
                                                                    -----------
        TOTAL CURRENT ASSETS ...................................      3,104,926
                                                                    -----------

PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION ........      1,315,545
                                                                    -----------
OTHER ASSETS
    Royalty advances, long-term portion ........................      2,900,169
    Prepaid consulting, long-term portion ......................         65,225
    Prepaid expenses, long-term portion ........................         13,000
    Deposits ...................................................          7,800
                                                                    -----------
        TOTAL OTHER ASSETS .....................................      2,986,194

        TOTAL ASSETS ...........................................    $ 7,406,665
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Bank overdraft .............................................    $   194,352
    Accounts payable ...........................................      1,412,332
    Accrued liabilities ........................................         65,891
    Accrued interest ...........................................        112,500
    Deferred income ............................................        160,000
    Capital leases payable, current portion ....................         18,207
    Loans payable, related party ...............................         34,430
    Notes payable, related party, current portion ..............        345,166
    Notes payable, other, current portion ......................        432,500
    Convertible promissory note ................................        137,566
                                                                    -----------
        TOTAL CURRENT LIABILITIES ..............................      2,912,944
                                                                    -----------
LONG-TERM LIABILITIES
    Notes payable, related parties, long-term portion ..........        107,645
    Notes payable, other, long-term portion ....................        677,718
                                                                    -----------
        TOTAL LONG-TERM LIABILITIES ............................        785,363
                                                                    -----------
STOCKHOLDERS' EQUITY
    Preferred stock
        Authorized - 50,000,000 shares
        Issued and outstanding -0- shares ......................              0
    Common stock
        Authorized 100,000,000 shares, no par value
        Issued and outstanding - 21,281,221 shares .............      4,893,077
    Accumulated (deficit) ......................................     (1,184,719)
                                                                    -----------
        TOTAL STOCKHOLDERS' EQUITY .............................      3,708,358
                                                                    -----------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .............    $ 7,406,665
                                                                    ===========

   The accompanying notes are an integral part of these financial statements..

                              NUTECH DIGITAL, INC.
                            STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                 THREE MONTHS ENDED             NINE MONTHS ENDED
                                                    SEPTEMBER 30,                 SEPTEMBER 30,
                                           ----------------------------    ----------------------------
                                               2004            2003            2004            2003
                                           ------------    ------------    ------------    ------------
SALES, NET .............................   $  1,099,155    $    956,981    $  3,677,871    $  3,009,391
COSTS OF SALES .........................        335,572         320,454       1,202,466         889,564
                                           ------------    ------------    ------------    ------------
    GROSS PROFIT .......................        763,583         636,527       2,475,405       2,119,827
                                           ------------    ------------    ------------    ------------
EXPENSES
    SELLING EXPENSES ...................        143,916         132,252         422,895         419,614
    CONSULTING FEES ....................        138,893          76,789         468,797          76,789
    GENERAL AND
       ADMINISTRATIVE EXPENSES .........        721,190         480,136       2,119,885       1,474,822
                                           ------------    ------------    ------------    ------------
    TOTAL EXPENSES .....................      1,003,999         689,177       3,011,577       1,971,225
                                           ------------    ------------    ------------    ------------
OPERATING INCOME (LOSS) ................       (240,416)        (52,650)       (536,172)        148,602
INTEREST EXPENSE .......................         38,642          56,812         104,346         114,848
                                           ------------    ------------    ------------    ------------
   INCOME (LOSS) BEFORE OTHER INCOME ...       (279,058)       (109,462)       (640,518)         33,754
                                           ------------    ------------    ------------    ------------
OTHER INCOME
   Cost recovery, KSS contract .........              0         320,394               0         320,394
   Recovery of bad debts ...............            700               0          11,103               0
   Litigation settlement ...............              0               0          25,000               0
   Cancellation of debt ................              0          79,039               0         169,868
                                           ------------    ------------    ------------    ------------
   TOTAL OTHER INCOME ..................            700         399,433          36,103         490,262

INCOME (LOSS) BEFORE CORPORATION INCOME
  TAXES ................................       (278,358)        289,971        (604,415)        524,016

CORPORATION INCOME TAXES ...............              0               0             800               0
                                           ------------    ------------    ------------    ------------
   NET INCOME (LOSS) ...................   $   (278,358)   $    289,971    $   (605,215)   $    524,016
                                           ------------    ------------    ------------    ------------
NET INCOME (LOSS) PER COMMON SHARE
       BASIC ...........................   $      (0.01)   $       0.02    $      (0.03)   $       0.05
                                           ============    ============    ============    ============
       DILUTED .........................   $      (0.01)   $       0.02    $      (0.03)   $       0.05
                                           ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING
       BASIC ...........................     20,929,554      11,669,752      18,784,954      10,707,252
                                           ============    ============    ============    ============
       DILUTED .........................     20,929,554      11,669,752      18,784,954      11,245,302
                                           ============    ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

                              NUTECH DIGITAL, INC.
                       STATEMENTS OF STOCKHOLDER'S EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                               PREFERRED STOCK           COMMON STOCK
                                         -------------------------   -------------------------   ACCUMULATED
                                            SHARES        AMOUNT        SHARES        AMOUNT       DEFICIT         TOTAL
                                         -----------   -----------   -----------   -----------   -----------    -----------
BALANCE, JANUARY 1, 2004 .............             0   $         0    12,883,248   $ 1,519,902   $  (579,504)   $   940,398

ISSUANCE OF COMMON STOCK FOR:

   CASH-PRIVATE PLACEMENTS ...........             0             0     5,875,000     2,252,000             0      2,252,000

   SERVICES AND PREPAID EXPENSES UNDER
      2003 CONSULTANT STOCK PLAN .....             0             0       887,500       535,255             0        535,255

   OTHER SERVICES AND PREPAID EXPENSES             0             0     1,480,473       488,270             0        488,270

   CASH OPTIONS UNDER THE 2001 EQUITY
      INCENTIVE PLAN .................             0             0       155,000        17,650             0         17,650

   TRANSFER OF REDEEMABLE COMMON STOCK             0             0             0        80,000             0         80,000

NET (LOSS) FOR THE NINE MONTHS
   ENDED SEPTEMBER 30, 2004 ..........             0             0             0             0      (605,215)      (605,215)
                                         -----------   -----------   -----------   -----------   -----------    -----------

BALANCE, SEPTEMBER 30, 2004 ..........             0   $         0    21,281,221   $ 4,893,077   $(1,184,719)   $ 3,708,358
                                         ===========   ===========   ===========   ===========   ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                            (continued on next page)

                              NUTECH DIGITAL, INC.
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                                      2004            2003
                                                                   -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss) ...........................................   $  (605,215)   $   524,016
   Adjustments to reconcile net income (loss) to net cash (used)
   by operating activities:
     Depreciation ..............................................       264,715        239,352
     Cost recovery, KSS contract ...............................             0       (320,394)
     Cancellation of debt ......................................             0       (169,868)
     Allowance for doubtful accounts ...........................        (6,733)             0
     Allowance for royalty losses ..............................        10,000
                                                                                       27,000
     Issuance of common stock for services and consulting fees .       756,444
                                                                                      168,300
  Changes in operating assets and liabilities:
     Accounts receivable .......................................      (356,249)      (418,723)
     Other receivables .........................................         3,250         (1,200)
     Advance royalty receivable ................................      (160,000)             0
     Corporation income tax refund .............................             0         40,669
     Inventories ...............................................      (384,171)       190,050
     Reimbursable production costs .............................      (183,010)
                                                                                            0
     Royalty advances ..........................................    (1,734,727)       (18,869)
     Prepaid consulting ........................................        37,300              0
     Prepaid expenses ..........................................        (5,608)       (11,040)
     Accounts payable ..........................................       759,258       (177,515)
     Accrued liabilities .......................................         7,283       (267,672)
     Accrued interest ..........................................          (910)             0
     Deferred income ...........................................       160,000        142,907
                                                                   -----------    -----------
NET CASH (USED) BY OPERATING ACTIVITIES ........................    (1,438,373)       (52,987)
                                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment .........................      (288,532)      (281,477)
                                                                   -----------    -----------
NET CASH (USED) BY INVESTING ACTIVITIES ........................      (288,532)      (281,477)
                                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Bank overdraft ..............................................       194,352              0
   Net proceeds from issuance of common stock ..................     2,269,650              0
   Proceeds from notes payable, other ..........................             0        900,000
   Repayments of notes payable, other ..........................       (23,847)      (335,506)
   Repayment of notes payable, related parties .................      (728,332)             0
   Changes in loans payable, officer ...........................             0            811
   Payments on capital leases payable ..........................       (15,745)       (14,778)
   Purchase of treasury stock ..................................             0        (13,150)
                                                                   -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES ......................     1,696,078        537,377
                                                                   -----------    -----------

NET INCREASE (DECREASE) IN CASH ................................       (30,827)       202,913

CASH BALANCE, AT BEGINNING OF PERIOD ...........................        30,827          9,237
                                                                   -----------    -----------
CASH BALANCE, AT END OF PERIOD .................................   $         0    $   212,150
                                                                   ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                              NUTECH DIGITAL, INC.
                      STATEMENTS OF CASH FLOWS (CONTINUED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                                2004          2003
                                                             ----------   ----------
SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
CASH PAID DURING THE PERIOD FOR:
   Interest ..............................................   $  104,986   $   66,712
                                                             ==========   ==========
   Taxes .................................................   $      800   $        0
                                                             ==========   ==========
NON-CASH INVESTING AND FINANCING ACTIVITIES
   Issuance of common stock for prepaid expenses, services
     and consulting fees .................................   $1,023,525   $  142,125
                                                             ==========   ==========
   Cancellation of debt ..................................   $        0   $  169,868
                                                             ==========   ==========
   Allocation of prepaid offering costs to common stock ..   $        0   $  310,425
                                                             ==========   ==========


   The accompanying notes are an integral part of these financial statements.

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

--------------------------------------------------------------------------------

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              PRESENTATION

              The interim financial statements of NuTech Digital, Inc. ("we," "us," "our" or "the "company") are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited financial statements for the interim periods presented. Operating results for the nine months ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. Accordingly, your attention is directed to footnote disclosures found in the December 31, 2003 Annual Report and particularly to
              Note 1, which includes a summary of significant accounting policies.

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

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

--------------------------------------------------------------------------------

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

              ALLOWANCE FOR DOUBTFUL ACCOUNTS

              The allowance for doubtful accounts on accounts receivables is charged to income in amounts sufficient to maintain the allowance for doubtful accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers. Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired (bankruptcy, lack of contact, account balance over one year old, etc).

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

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

--------------------------------------------------------------------------------

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

REVENUE RECOGNITION

The Company recognizes revenue from product sales and royalties when the goods are shipped and title passes to customers. The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin 101.

DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at September 30, 2004 as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

--------------------------------------------------------------------------------

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

SHIPPING AND HANDLING COSTS

The Company's policy is to classify shipping and handling costs as part of selling, general and administrative costs in the statements of operations. These costs for the nine months ended September 30, 2004 and 2003 amounted to $62,893 and $47,278, respectively.

SEGMENT INFORMATION

The Company sells its products primarily to retail stores and distributors. Approximately 3% of the Company's revenues in 2004 were to customers outside of the United States of America (no specific concentration).

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

--------------------------------------------------------------------------------

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENTLY-ISSUED ACCOUNTING PRONOUNCEMENTS

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

The Company does not believe that this accounting pronouncement will have a material impact on their financial position or results of operations.

RECLASSIFICATIONS

Certain 2003 amounts have been reclassified to conform to 2004 presentations.

NOTE 2 ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

              A summary of accounts receivable and allowance for doubtful accounts is as follows:

              Accounts receivable                        $ 878,673
              Allowance for doubtful accounts              (40,000)
                                                         ---------
              Net accounts receivable                    $ 838,673
                                                         =========

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

--------------------------------------------------------------------------------

NOTE 2 ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS (CONTINUED)

At September 30, 2004 one customer owed the Company $172,000, which was 20% of total accounts receivable.

         As of September 30, 2004, $96,948 of accounts receivable were over 90 days old.

Allowance for doubtful accounts:

              Balance, January 1, 2004                      $   46,733
              Receivable written off against allowance         (21,733)
              Addition to allowance                             15,000
                                                            ----------
              Balance, September 30, 2004                   $   40,000
                                                            ==========

NOTE 3 ADVANCE ROYALTY RECEIVABLE AND DEFERRED INCOME

In July, 2004, the Company entered into an agreement with J.T. Productions, Inc., to produce a motion picture of a live concert performed by Jessica Simpson.

The Company is guaranteed an advance royalty of $160,000 on this contract and has recorded the $160,000 as an advance royalty receivable and deferred income.

The deferred income will be recorded as earned revenue as sales of the DVD's are received and reported by Sony Music.

NOTE 4 MAJOR CUSTOMERS

For the nine months ended September 30, 2004, the Company had one customer (Dollar Tree Stores) that accounted for 23% of total revenue.

NOTE 5 INVENTORIES

The inventories are comprised of completed DVDs and karaoke CDs.

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

--------------------------------------------------------------------------------

NOTE 6        REIMBURSED PRODUCTION COSTS

The Company has entered into contracts to produce the following contracts that will enable it to receive royalties on future DVD sales from the contracts:

         J.T. Productions, Inc.

            1. Produce a motion picture in the high-definition television format of a performance by Jessica Simpson of a live concert at the Universal Amphitheatre in Universal City, California on July 30, 2004.

            2.    Advanced production costs at September 30, 2004 - $179,150.

            3. Advance royalty of $160,000 payable to the Company after Sony Music recoups the $400,000 royalty advanced to Jessica Simpson and after the Company is reimbursed for its production costs.

            4. Term of agreement - 5 years from date T.J. Productions, Inc. delivers the production to the Company.

            5.    Royalty payable to the Company - 10%.

        Ol Dirty Bastard

            1. Produce and film a concert by Ol Dirty Bastard on March 16, 2004 in New Haven, Connecticut.

            2.    Advance production costs at September 30, 2004 - $275,000.

            3. Royalties - The Company shall be entitled to keep all revenues earned as a result of the license or sale of the Licensed Product until the Production Budget has been recouped in full. Once the Production Budget has been recouped, then the Producer shall receive a royalty computed as 30% of all revenues earned from the license of sale of the Licensed Product, provided, however, that in no event shall the royalty paid to the Producer be less than $2 per unit on the wholesale sale of all DVDs sold.

            4. Distribution fee - The Company is entitled to receive a payment computed at 25% of gross revenues, prior to the calculation of royalties.

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

--------------------------------------------------------------------------------

NOTE 6  REIMBURSED PRODUCTION COSTS (CONTINUED)

        Macy Gray Touring, Inc.

            1. Produce a motion picture of a performance by Macy Gray in Las Vegas, Nevada in November 2004.

            2.    Advanced production costs at September 30, 2004 - $3,860.

            3.    Advance royalty of $150,000.

            4. Production costs funded by Queenstone Financial Corporation. Queenstone will receive 100% of all revenues paid to the Company until Queenstone recovers the sum of $400,000 for advanced production costs.

            5.    Term - to December 31, 2011.

            6.    Royalties payable to Queenstone - 15%.

NOTE 7  ADVANCE ROYALTIES

The Company has acquired the licensing, manufacturing and distribution rights to various movies from the owners of the titles. The Company pays royalties from 20% - 30% of the net sales proceeds. Royalty costs for the nine months ended September 30, 2004 and 2003 were $245,878 and $264,305, respectively.

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

--------------------------------------------------------------------------------

NOTE 8 PROPERTY AND EQUIPMENT

Property and equipment and accumulated depreciation consists of:

           Completed masters                           $   4,060,743
           Masters in process                                 18,001
           Office furniture and equipment                    111,179
           Computer equipment                                197,194
           Computer software                                  48,801
           Warehouse equipment                               121,850
           Trade show equipment                               25,855
           Leasehold improvements                            112,041
                                                      --------------
                                                           4,695,664

           Less accumulated depreciation                   3,380,119
                                                      --------------
                                                       $   1,315,545
                                                      ==============

NOTE 9        ACCOUNTS PAYABLE

A summary of the accounts payable at September 30, 2004 is as follows:

           U-Tech Media Corp.                          $     200,289
           Ken Groove                                        180,000
           Macy Gray Touring, Inc.                           135,000
           Queenstone Financial Corporation                   90,000
           Other                                             807,043
                                                      --------------

                                                       $   1,412,332
                                                      ==============

NOTE 10 MAJOR SUPPLIERS

For the nine months ended September 30, 2004 and 2003, the Company had two suppliers and three suppliers respectively whose purchases exceeded 10% of total products (2004 - 75% and 12%; 2003 - 60%).

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

--------------------------------------------------------------------------------

NOTE 11 INCOME TAXES

PROVISION

The provision for income taxes for the nine months ended September 30, 2004 represents primarily California franchise taxes and consists of the following:

                                                                        2004
                                                                     ----------
              Current                                                $     800
              Deferred                                               $       0

DEFERRED TAX COMPONENTS

Significant components of the Company's deferred tax assets are as follows at September 30, 2004:

              Net operating loss carryforwards                       $  440,700
              Timing difference for expense deductions                   20,000
                                                                     ----------
                                                                        460,700
              Less valuation allowance                                  460,700
                                                                     ----------
              Net deferred tax assets                                $        0
                                                                     ==========
              Summary of valuation allowance:
              Balance, January 1, 2004                               $  277,800
              Increase for the nine months ended September 30, 2004     182,900
                                                                     ----------
              Balance, September 30, 2004                            $  460,700
                                                                     ==========

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

NET OPERATING LOSS CARRYFORWARDS

The Company has the following net operating loss carryforwards:

             YEAR OF LOSS          EXPIRATION DATE
          -----------------       -----------------
          December 31, 2003       December 31, 2023          $ 653,358

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

--------------------------------------------------------------------------------

NOTE 12 CAPITAL LEASES PAYABLE

The Company has two capital leases for computer hardware and software. The leases are for 36 months with monthly rentals of $2,353 plus taxes, including interest at 13.2% and 14.2%. Future minimum lease payments on the lease are as follows:

        December 31, 2004                                 $ 15,222
        December 31, 2005                                   11,393
                                                          ---------
                                                            26,615
        Less amount representing interest                    8,408
                                                          ---------
        Present value of future minimum lease payments      18,207
        Less current portion                                18,207
                                                          ---------
        Long-term portion                                 $      0
                                                          =========

NOTE 13 LOANS PAYABLE, RELATED PARTY

      Loans payable relating to related parties include the following:

                                                                    CURRENT
                                                     TOTAL          PORTION
                                                    -------         -------
      LEE KASPER (PRESIDENT OF THE COMPANY)

      On April 21, 2004, Mr. Kasper gave
      27,000 shares of the Company's
      common stock to Urbach Kahn in
      satisfaction of the Company's
      obligation. This payment is
      recorded as a loan currently due
      and payable. The principal balance
      at September 30, 2004 is:                     $14,040         $14,040

      LEE KASPER (PRESIDENT OF THE COMPANY)

      On January 30, 2004, Mr. Kasper
      gave 50,000 shares of the
      Company's common stock to
      Marketbyte, Inc. in satisfaction
      of the Company's obligation. This
      payment is recorded as a loan
      currently due and payable The
      principal balance at September 30,
      2004 is:                                       20,390          20,390
                                                    -------         -------
                                                    $34,430         $34,430
                                                    =======         =======

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

--------------------------------------------------------------------------------

NOTE 13 LOANS PAYABLE, RELATED PARTY (CONTINUED)

      Loans payable relating to related parties include the following:

                                                                    CURRENT
                                                     TOTAL          PORTION
                                                    -------         -------
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

      3.  Interest - 7.15% at September 30, 2004.

      4.  Twenty-nine monthly principal
          payments of $21,333, plus accrued
          interest beginning December 15,
          2002, plus a final payment equal to
          all unpaid principal on May 15,
          2005, the maturity date.

      5.    Principal balance at September 30,
            2004 is:                               $ 170,674       $ 170,674

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

      4.  Principal balance at September 30,
          2004 is:
                                                   $ 282,137       $ 174,492
                                                   ---------       ---------
                                                   $ 452,811       $ 345,166
                                                   =========       =========

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

--------------------------------------------------------------------------------

NOTE 13 LOANS PAYABLE, RELATED PARTY (CONTINUED)

Minimum principal payments on the foregoing notes payable are as follows:

                   September 30, 2004             $   345,166
                   September 30, 2005                 107,645
                                                  -----------
                                                  $   452,811
                                                  ===========

NOTE 14 NOTES PAYABLE, OTHER

Loans payable relating to unrelated parties include the following:

                                                                    CURRENT
                                                     TOTAL          PORTION
                                                    -------         -------
      RITEK CORP

      In August, 1998, the Company received a
      $400,000 loan from Ritek Corp. The loan
      accrues interest at 8.5% per annum and
      entitles Ritek Corp. to 50% ownership in
      the licensing rights in the Shadoan DVD
      Game. The loan requires monthly payments
      of interest and principal with the
      agreement that the total loan and interest   $ 400,000       $ 400,000
      was to be paid on June 10, 1999. If the
      loan was not paid on that date, then Ritek would become 100% owner and license holder of the Title "Shadoan" should the Company fail to make payment within 10 days of notice of default. As of September 30, 2004, Ritek has not issued notice of default.


      SMALL BUSINESS ADMINISTRATION AND COMERICA
      BANK LOAN

      On July 12, 2000, the Company received a
      $900,000 Small Business Administration
      loan with Comerica Bank participation. The
      loan requires monthly payments of $6,414,
      including interest at 2% over prime. The
      loan is secured by all assets of the
      Company and the major stockholder's
      personal residence and personal guaranty.
      The loan matures on July 14, 2018.
      Effective interest rate at September 30,
      2004 was 6.25%.                                710,218          32,500
                                                  ----------       ---------
                                                  $1,110,218       $ 432,500
                                                  ==========       =========

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

--------------------------------------------------------------------------------

NOTE 14 NOTES PAYABLE, OTHER (CONTINUED)

Future minimum principal payments on the notes payable to others are as follows:

                 September 30, 2004             $   432,500
                 September 30, 2005                  32,500
                 September 30, 2006                  32,500
                 September 30, 2007                  32,500
                 Thereafter                         580,218
                                                -----------
                                                $ 1,110,218
                                                ===========

NOTE 15 CONVERTIBLE PROMISSORY NOTES

The Company issued two convertible promissory notes totaling $137,566 with the following terms and conditions:

      1.    Unsecured

      2.    Due date July 7, 2005

      3. Interest rate - minimum rate permitted by the Internal Revenue Service (4.0% @ September 30, 2004).

      4. Voluntary conversion - note can be converted after July 7, 2004 into common stock of the Company at a conversion price of $0.25 per share (550,264 shares).

NOTE 16 ADVERTISING

The Company expenses all advertising as incurred. Advertising expenses for the nine months ended September 30, 2004 and 2003 were $6,437 and $4,826, respectively.

NOTE 17 REAL ESTATE LEASE

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

\

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

--------------------------------------------------------------------------------

NOTE 17 REAL ESTATE LEASE (CONTINUED)

As of September 30, 2004, future minimum lease payments excluding operating expenses are as follows:

                December 31, 2004                $  96,312
                December 31, 2005                   96,312
                December 31, 2006                   56,182
                                               -----------
                                                $  248,806
                                               ===========

The rent expense for the nine months ended September 30, 2004 and 2003 was $82,384 and $82,103, respectively.

NOTE 18 EMPLOYEE STOCK OPTIONS

The Board of Directors and stockholders approved the NuTech Digital, Inc. 2001 Equity Incentive Plan that permits the Board of Directors to grant, for a ten year period, both stock purchase rights and stock options. The Company has reserved 3,752,747 shares of its common stock for issuance to the directors, employees and consultants under the Plan. The Plan is administered by the Board of Directors.

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

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

--------------------------------------------------------------------------------

NOTE 18 EMPLOYEE STOCK OPTIONS (CONTINUED)

The Company has elected to continue to account for stock-based compensation under the "Intrinsic Value" method of APB Opinion No. 25, under which no compensation expense has been recognized for stock options granted to employees at fair market value.

A summary of the option activity for the nine months ended September 30, 2004, pursuant to the terms of the plan is as follows:

                                                                        WEIGHTED
                                                      SHARES            AVERAGE
                                                      UNDER            EXERCISE
                                                      OPTION             PRICE
                                                  --------------      ----------
     Options outstanding at January 1, 2004          2,610,000        $   0.78
          Granted                                      600,000            0.65
          Exercised                                   (155,000)           0.11
          Cancelled and expired                       (725,000)           1.30
                                                  ------------
     Options outstanding at September 30, 2004       2,330,000
                                                  ============

2,282,500 shares are exercisable at September 30, 2004.

Information regarding stock options outstanding as of September 30, 2004 is as follows:

     Price range                                             $ 0.11 - $ 0.66
     Weighted average exercise price                                  $ 0.31
     Weighted average remaining contractual life           6 years, 4 months
     Options exercised
          Price range                                        $ 0.11 - $ 0.12
          Shares                                                     155,000
          Weighted average exercise price                             $ 0.11

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

--------------------------------------------------------------------------------

NOTE 18 EMPLOYEE STOCK OPTIONS (CONTINUED)

The weighted average fair value of options granted for the nine months ended September 30, 2004 were estimated as of the date of grant using the Black-Scholes stock option pricing model, based on the following weighted average assumptions:

      Dividend yield                                             0
      Expected volatility                                      50%
      Risk free interest rate                               4.086%
      Expected life                                     5--10 years

A summary of the incentive options for the nine months ended September 30, 2004 is as follows:

                                                                   WEIGHTED
                                                   SHARES UNDER    AVERAGE
                                                    INCENTIVE      EXERCISE
                                                      OPTION        PRICE
                                                  -------------   ----------
      Incentive options outstanding at
        January 1, 2004                                     0      $   .00
          Granted                                   3,415,000      $  0.55
          Cancelled                                 2,375,000      $  0.67
                                                  ------------
                                                    1,040,000
                                                  ============

    540,000 shares are exercisable at September 30, 2004

    Information regarding incentive options outstanding as of September 30, 2004 is as follows:

         Price range                                                   $ 0.26
         Weighted average exercise price                               $ 0.26
         Weighted average remaining contractual life       9 years, 11 months

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

--------------------------------------------------------------------------------

NOTE 18 EMPLOYEE STOCK OPTIONS (CONTINUED)

The weighted average fair value of the incentive options granted for the nine months ended September 30, 2004 were estimated as of the date of the grant using the Black-Scholes stock option pricing model, based on the following weighted average assumptions.

         Dividend yield                                           0
         Expected volatility                                    50%
         Risk free interest rate                     4.123 - 4.402%
         Expected life                                  5--10 years

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma information follows:

             Net (loss) from continuing operations:
              As reported                                           $ (605,215)
              Pro forma                                             $ (779,698)
          Income (Loss) per share attributable to common stock
              As reported                                           $    (0.03)
              Pro forma                                             $    (0.04)

NOTE 19 COMMON STOCK PURCHASE WARRANTS

The following is a summary of the stock purchase warrant activity for the nine months ended September 30, 2004:

                                                              SHARES
                                                              UNDER
                                                              OPTION
                                                           --------------
         Warrants outstanding at January 1, 2004                 750,000
              Granted                                         13,430,946
              Exercised                                         (150,000)
                                                           --------------
         Warrants outstanding at September 30, 2004           14,030,946
                                                           ==============

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

--------------------------------------------------------------------------------

NOTE 19       COMMON STOCK PURCHASE WARRANTS (CONTINUED)

    Information regarding warrants outstanding as of September 30, 2004 is as follows:

         Price per share                                     $ 0.75--$ 1.80
         Expiration date               February 19, 2006--February 24, 2014

NOTE 20 2003 CONSULTANT STOCK PLAN

In July 2003, the Company adopted the 2003 Consultant Stock Plan and reserved 5,000,0000 shares of common stock for issuance to consultants for the Company. The shares will be issued at the fair market value on the date the shares are awarded.

The following is a summary of the shares covered by the plan as of September 30, 2004:

         Total shares authorized                         $ 5,000,000
         Shares issued ($0.12 - $1.20 per share)           2,322,500
                                                        ------------
         Shares available for future issuance            $ 2,677,500
                                                        ============

NOTE 21 LITIGATION

In July 2003 we initiated an arbitration proceeding against Roan Meyers Associates LP before the National Association of Securities Dealers in connection with $35,000 we paid to Roan Meyers Associates for services that we allege were never provided. The parties settled the claims on June 10, 2004 for $25,000.

NOTE 22 BUSINESS SEGMENTS

FASB Statement No.131 "Disclosures About Segments of an Enterprise and Related Information," requires companies to provide certain information about their operating segments. The Company has two operating segments: revenues derived from purchasing licensing rights to entertainment products and revenue from the sales derived from product of live concerts.

    Summarized financial information concerning the Company's reportable segments is shown on the following table:

                                       PURCHASING    PRODUCTION OF
                                        LICENSES     LIVE CONCERTS     TOTAL
                                      -----------    -------------  ------------
      Sales, net                      $ 3,677,871       $     0     $ 3,677,871
      Operating earnings (loss)          (536,172)                     (536,172)
                                                              0
      Total assets                      6,623,655       783,010       7,406,665
      Depreciation and amortization       264,715             0         264,715
      Capital expenditures                 98,090             0          98,090

PART 1 - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           FORWARD-LOOKING STATEMENTS

         In addition to historical information, this report contains forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those anticipated by us. Factors that might cause or contribute to such differences include, but are not limited to, competitive pressures, changes in technology that may render our products less desirable or obsolete, changes in consumer demands away from the type of products we offer, changes in the economy that would leave consumers with less disposable income to allocate to entertainment, the loss of any member of our management team, the loss of certain key customers, and other factors over which we have no control. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Quarterly Report. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document. You should carefully review the documents we file from time to time with the Securities and Exchange Commission.

DISCUSSION

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

         These interim financial statements are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited consolidated financial statements for the interim periods presented. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. Accordingly, your attention is directed to footnote disclosures found in the December 31, 2003 audited financial statements included in our Annual Report on Form 10-KSB and particularly to Note 1 in the financial statements contained in that report, which includes a summary of significant accounting policies.

OVERVIEW OF BUSINESS

         NuTech is engaged in the business of licensing and distributing general entertainment products, most of which are made available through digital versatile discs, commonly known as DVDs. Our products include Japanese anime, karaoke software, late night programming, children's animated films and popular music concerts. We own more than 600 exclusive DVD titles. Currently, we are working to expand our library of high definition music concerts. Our products are principally sold through retail stores, the Internet, and wholesale distributors. In January 2004 we implemented a digital rights management technology affording us the ability to offer our products on demand over the Internet. Our digital rights management technology allows our products and programming to be accessed via secure downloads and included in online subscription services. We also facilitate authoring services to content providers in the entertainment industry.

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

         Allowance for Doubtful Accounts. We establish an allowance for doubtful accounts based on factors surrounding the credit risk of our customers, historical trends and other information. The allowance for doubtful accounts is established by analyzing each customer account that has a balance over 90 days past due. Each account is individually assigned a probability of collection. When other circumstances suggest that a receivable will not be collectible, it is immediately reserved for, even if the receivable is not yet in the 90-days-past due category.

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

RESULTS OF OPERATIONS

SELECTED STATEMENT OF OPERATIONS DATA

         Summarized in the table below is statement of operations data comparing the nine months ended September 30, 2004 with the nine months ended September 30, 2003:

                                                   NINE MONTHS ENDED:
                                              9/30/2004         9/30/2003          INCREASE
                                             (UNAUDITED)       (UNAUDITED)        (DECREASE)
                                           ----------------  -----------------  ---------------
     Sales                                      $3,677,871         $3,009,391         $668,480
     Cost of Sales                               1,202,466            889,564          312,902
                                           ----------------  -----------------  ---------------
         Percentage of Sales                           33%                30%
     Gross Profit                                2,475,405          2,119,827          355,578
                                           ----------------  -----------------  ---------------
         Percentage of Sales                           67%                70%
     Expenses                                    3,011,577          1,971,225        1,040,352
                                           ----------------  -----------------  ---------------
     Operating Income (Loss)                      (536,172)           148,602         (684,774)
     Interest Expense                              104,346            114,848          (10,502)
                                           ----------------  -----------------  ---------------
     Income (Loss) Before Other Income            (640,518)            33,754         (674,272)
     Other Income                                   36,103            490,262         (454,159)
                                           ----------------  -----------------  ---------------
     Income (Loss) Before Corporation
         Income Taxes                             (604,415)           524,016       (1,128,431)
     Corporation Income Tax Benefit                    800                  0              800
                                           ----------------  -----------------  ---------------
     Net Income (Loss)                           ($605,215)          $524,016      ($1,129,231)
                                           ================  =================  ===============
     Net Income (Loss) Per Share
         Basic and Diluted                          ($0.03)             $0.05           ($0.08)
                                           ================  =================  ===============

Summarized in the table below is statement of operations data comparing the three months ended September 30, 2004 with the three months ended September 30, 2003:

                                            THREE MONTHS ENDED:
                                         9/30/2004        9/30/2003
                                         ---------        ---------         INCREASE
                                        (UNAUDITED)      (UNAUDITED)       (DECREASE)
                                      ----------------  ---------------  ---------------
Sales                                      $1,099,155        $ 956,981        $ 142,174
Cost of Sales                                 335,572          320,454           15,118
                                      ----------------  ---------------  ---------------
     Percentage of Sales                          31%              33%
Gross Profit                                  763,583          636,527          127,056
                                      ----------------  ---------------  ---------------
     Percentage of Sales                          69%              67%
Expenses                                    1,003,999          689,177          314,822
                                      ----------------  ---------------  ---------------
Operating Income (Loss)                      (240,416)         (52,650)        (187,766)
Interest Expense                               38,642           56,812          (18,170)
                                      ----------------  ---------------  ---------------
Income (Loss) Before Other Income            (279,058)        (109,462)        (169,596)
                                      ----------------  ---------------  ---------------
Other Income                                      700          399,433         (398,733)
                                      ----------------  ---------------  ---------------
Income (Loss) Before Corporation
     Income Taxes                            (278,358)         289,971         (568,329)
Corporation Income Tax Benefit                      0                0                0
                                      ----------------  ---------------  ---------------
Net Income (Loss)                          $ (278,358)       $ 289,971        $(568,329)
                                      ================  ===============  ===============
Net Income (Loss) Per Share
     Basic and Diluted                        $ (0.01)          $ 0.02          $ (0.03)
                                      ================  ===============  ===============

SALES

         Our sales for the nine months ended September 30, 2004 were $3,677,871, as compared to sales of $3,009,391 for the nine months ended September 30, 2003, a 22% increase. Our sales for the three months ended September 30, 2004 were $1,099,155, as compared to sales of $956,981 for the three months ended September 30, 2003, a 15% increase. The increase in our sales is broken down as follows:

                                     NINE MONTHS ENDED       THREE MONTHS ENDED
                                     SEPTEMBER 30, 2004      SEPTEMBER 30, 2004
                                     -----------------       ------------------
                Dollar Tree          $       610,795         $         60,795
                Other customers               57,685                   81,379
                                     -----------------       ------------------
                Sales Increase       $       668,480         $        142,174
                                     =================       ==================

         During April 2004, we received two purchase orders from Dollar Tree totaling approximately $1,200,000. We shipped $550,000 in merchandise to Dollar Tree during the three-month period ended June 30, 2004, and shipped an additional $60,795 in merchandise to Dollar Tree during the three-month period ended September 30, 2004. Given the significant amount of the sale, we agreed to sell the products to Dollar Tree at a large discount to our ordinary sale prices. This is a one-time order with a new customer, and we do not expect to continue to sell our products to this customer at these significantly discounted sale prices absent extraordinary circumstances.

         With the exception of the Dollar Tree order, sales to other customers have remained relatively constant, having increased by $57,685 for the nine months ended September 30, 2004 as compared to the corresponding period in fiscal 2003, and having increased by $81,379 for the three months ended September 30, 2004 as compared to the corresponding period in fiscal 2003. We attribute this lack of significant change in sales in part to the general slowdown in the United States economy that has affected consumer discretionary spending, and in part to a recently implemented change in our pricing model pursuant to which we have eliminated steep discounts on all but significantly large sales orders, such as the order placed by Dollar Tree.

COST OF SALES AND GROSS PROFIT

         Our cost of sales for the nine-month period ended September 30, 2004 was $1,202,466 or 33% of sales for that period, as compared to $889,564 or 30% of sales for the nine-month period ended September 30, 2003. Our cost of sales for the three-month period ended September 30, 2004 was $335,572 or 31% of sales for that period, as compared to $320,454 or 33% of sales for the three-month period ended September 30, 2003

         The 3 percentage point increase in our cost of sales as a percentage of sales for the nine-month period ended September 30, 2004 was partially attributable to the unique, significant discount provided to Dollar Tree, and was partially attributable to a change in our product sales mix in that a greater portion of our sales for the three-month period ended September 30, 2004 was comprised of our animation products, which carry a lower overall gross profit percentage than our other products. The 2 percentage point decrease in our cost of sales as a percentage of sales for the three-month period ended September 30, 2004 resulted from the change in our product sales mix and our decision to discontinue discounting the price of our products, except on significantly large orders.

         Our gross profit for the nine-month period ended September 30, 2004 was $2,475,405 or 67% of sales, as compared to $2,119,827 or 70% of sales for the nine-month period ended September 30, 2003. Our gross profit for the three-month period ended September 30, 2004 was $763,583 or 69% of sales, as compared to $636,527 or 67% of sales for the three-month period ended September 30, 2003. The 3% decline in our gross profit as a percentage for the nine-month period ended September 30, 2004 is attributable to the significant discount provided to Dollar Tree.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Summarized in the table below are selling, consulting and general and administrative expenses comparing the nine months ended September 30, 2004 with the nine months ended September 30, 2003:

                                                              NINE MONTHS ENDED:
                                                          9/30/2004         9/30/2003         INCREASE
                                                         (UNAUDITED)       (UNAUDITED)       (DECREASE)
                                                       ----------------  ----------------  ---------------
Expenses
     Selling Expenses
         Credit Card Fees                                     $ 28,784          $ 31,108         $ (2,324)
         Freight and Delivery                                   62,893            47,278           15,615
         Salaries, Wages and Payroll Taxes                      71,242            76,922           (5,680)
         Royalty Expense                                       245,878           264,306          (18,428)
         Other Selling Expenses                                 14,098                 0           14,098
                                                       ----------------  ----------------  ---------------
                                                             $ 422,895         $ 419,614          $ 3,281
                                                       ----------------  ----------------  ---------------

                                                       ----------------  ----------------  ---------------
     Consulting Expenses                                     $ 468,797          $ 76,789        $ 392,008
                                                       ----------------  ----------------  ---------------

     General and Administrative Expenses
         Bad Debts                                              32,197               811           31,386
         Loan Fee                                               18,300                 0           18,300
         Automobile Expenses                                    31,323            60,789          (29,466)
         Travel Expenses                                        36,165            18,669           17,496
         Internet and Web Development                           32,014            13,449           18,565
         Telephone and Utility Expense                          48,442            33,715           14,727
         Accounting Fees                                        59,569            70,748          (11,179)
         Promotion and Public Relations                        106,677             3,172          103,505
         Rent                                                   82,384            82,103              281
         Insurance                                             111,839            79,086           32,753
         Legal Fees                                            268,555            45,022          223,533
         Amortization and Depreciation                         267,242           241,899           25,343
         Salaries, Wages and Payroll Taxes                     845,972           701,946          144,026
         Other General and Administrative Expenses             179,206           123,413           55,793
                                                       ----------------  ----------------  ---------------
                                                           $ 2,119,885       $ 1,474,822        $ 645,063
                                                       ----------------  ----------------  ---------------

                                                       ----------------  ----------------  ---------------
     Total Expenses                                        $ 3,011,577       $ 1,971,225      $ 1,040,352
                                                       ================  ================  ===============

Summarized in the table below are selling, consulting and general and administrative expenses comparing the three months ended September 30, 2004 with the three months ended September 30, 2003:

                                                              THREE MONTHS ENDED:
                                                          9/30/2004         9/30/2003        INCREASE
                                                         (UNAUDITED)       (UNAUDITED)      (DECREASE)
                                                        ---------------   ---------------  --------------
Expenses
     Selling Expenses
         Credit Card Fees                                      $ 8,365           $ 9,160          $ (795)
         Freight and Delivery                                   26,811            14,433          12,378
         Salaries, Wages and Payroll Taxes                      23,497            18,959           4,538
         Royalty Expense                                        72,021            89,700         (17,679)
         Other Selling Expenses                                 13,222                 -          13,222
                                                        ---------------   ---------------  --------------
                                                             $ 143,916         $ 132,252        $ 11,664
                                                        ---------------   ---------------  --------------

                                                        ---------------   ---------------  --------------
     Consulting Expenses                                     $ 138,893          $ 76,789        $ 62,104
                                                        ---------------   ---------------  --------------

     General and Administrative Expenses
         Automobile Expenses                                   $ 9,581          $ 13,430        $ (3,849)
         Travel Expenses                                        12,113            12,323            (210)
         Bad Debts                                              22,197               811          21,386
         Internet and Web Development                            4,016             8,242          (4,226)
         Telephone and Utility Expense                          16,512            11,076           5,436
         Accounting Fees                                        11,575            11,550              25
         Promotion and Public Relations                         55,999             2,577          53,422
         Rent                                                   27,599            27,368             231
         Insurance                                              41,954            33,477           8,477
         Legal Fees                                            104,880             9,461          95,419
         Amortization and Depreciation                          89,391            77,885          11,506
         Salaries, Wages and Payroll Taxes                     256,649           222,632          34,017
         Other General and Administrative Expenses              68,724            49,304          19,420
                                                        ---------------   ---------------  --------------
                                                             $ 721,190         $ 480,136       $ 241,054
                                                        ---------------   ---------------  --------------

                                                        ---------------   ---------------  --------------
     Total Expenses                                        $ 1,003,999         $ 689,177       $ 314,822
                                                        ===============   ===============  ==============

         Our selling, consulting and general and administrative expenses for the nine-month period ended September 30, 2004 were $3,011,577, representing a $1,040,352 or 53% increase from selling, consulting and general and administrative expenses of $1,971,225 for the nine-month period ended September 30, 2003. The principal reasons for the increase are the payment of $468,797 in consulting expenses for the nine month period ended September 30, 2004 as compared to $76,789 for the corresponding period in fiscal 2003, and a $645,063 or 44% increase in general and administrative expenses to $2,119,885. The $645,063 increase in general and administrative expenses is principally attributable to a $103,505 increase in promotion and public relations expenses, a $223,533 increase in legal fees and a $144,026 increase in salaries, wages and payroll taxes.

         Our selling, consulting and general and administrative expenses for our three-month period ended September 30, 2004 were $1,003,999, representing a $314,822 or 46% increase from selling, consulting and general and administrative expenses of $689,177 for the three-month period ended September 30, 2003. The principal reasons for the increase are the payment of $138,893 in consulting expenses for the three-month period ended September 30, 2004 as compared to

$76,789 for the corresponding period in fiscal 2003, and a $241,054 or 50% increase in general and administrative expenses to $721,190. The $241,054 increase in general and administrative expenses is principally attributable to a $53,422 increase in promotion and public relation expenses, a $95,419 increase in legal fees and a $34,017 increase in salaries, wages and payroll taxes.

         The consulting expenses incurred during the nine months and three months ended September 30, 2004 related to our retention of several consultants to assist us in developing a business plan, promoting our products, acquiring performers for musical concerts and maintaining investor relations. We do not expect these expenses to continue at these levels in the future.

         The change in our other general and administrative expenses for the nine months and three months ended September 30, 2004 was attributable to miscellaneous general and administrative expenses offset by expense savings attributable to recent cost reductions. We expect our other general and administrative expenses to continue at current levels.

         The legal fees paid for the nine and three-month periods ended September 30, 2004 primarily related to our efforts to settle two lawsuits in a timely manner and to preparation of contracts for performers of musical concerts. Legal fees are also incurred on an on-going basis for preparation of the reports we file with the Securities and Exchange Commission. We are not currently engaged in litigation, therefore we expect a decline in our legal fees in the future.

         The increase in salaries and wages for the nine and three month periods ended September 30, 2004 is primarily attributable to the fact that we hired an in-house MIS specialist to manage our Internet and web hosting needs, and to a salary increase given to our President. We expect these expenses to remain constant from this period forward.

         The increase in our promotion and public relations expense for the nine and three-month periods ended September 30, 2004 were incurred in connection with our efforts to promote our business and to develop a positive corporate image in our industry. We expect these expenses to remain constant from this period forward.

OTHER INCOME (EXPENSE)

         Summarized in the table below is other income or loss comparing the nine months ended September 30, 2004 with the nine months ended September 30, 2003:

                                     NINE MONTHS ENDED:
                                 9/30/2004        9/30/2003        INCREASE
                                (UNAUDITED)      (UNAUDITED)      (DECREASE)
                               --------------   --------------  ---------------
Cost Recovery, KSS Contract         $      -        $ 320,394       $ (320,394)
Recovery of Bad Debt                  11,103                0           11,103
Lawsuit Settlement                    25,000                0           25,000
Cancellation of Debt                       0          169,868         (169,868)
                               --------------   --------------  ---------------
     Total Other Income             $ 36,103        $ 490,262       $ (454,159)
                               ==============   ==============  ===============

         Summarized in the table below is other income or loss comparing the three months ended September 30, 2004 with the three months ended September 30, 2003:

                                   THREE MONTHS ENDED:
                                9/30/2004        9/30/2003        INCREASE
                               (UNAUDITED)      (UNAUDITED)      (DECREASE)
                              --------------   --------------  ---------------
Cost Recovery, KSS Contract              $0         $320,394        ($320,394)
Recovery of Bad Debt                    700                0              700
Cancellation of Debt                      0           79,039          (79,039)
                              --------------   --------------  ---------------
     Total Other Income                $700         $399,433        ($398,733)
                              ==============   ==============  ===============

         The recovery of bad debts during the nine and three month periods ended September 30, 2004 resulted from the collection of $11,103 and $700, respectively, of payments from a customer previously classed as non-paying. The lawsuit settlement during the nine months ended September 30, 2004 resulted in a payment to the company of $25,000. The category, "Cost Recovery, KSS Contract" relates to our licensing agreement with KSS, a supplier. We license certain digital masters from KSS and we are permitted to recover from KSS any costs we incur for developing DVD masters, advertising and related costs. The cancellation of debt during the nine months ended September 30, 2003 in the amount of $169,868 resulted from our negotiation of a reduction in our accounts and notes payable.

NET INCOME (LOSS)

         For the nine months ended September 30, 2004, we recorded a net loss of $605,215 as compared to net income of $524,016 for the nine months ended September 30, 2003. The overall $1,129,231 decrease in net income is principally attributed to the $392,008 increase in consulting expenses and the $645,063 increase in general and administrative expenses, partially offset by the $355,578 increase in our gross profits.

         For the three months ended September 30, 2004, we recorded a net loss of $278,358 as compared to net income of $289,971 for the three months ended September 30, 2003. The overall $568,329 decrease in net income is primarily attributable to the $62,104 increase in consulting expenses and the $241,054 increase in general and administrative expenses, partially offset by the $127,056 increase in our gross profits.

LIQUIDITY AND CAPITAL RESOURCES

         To date, we have financed our operations with cash from our operating activities, a bank line of credit, a loan from the Small Business Administration, various loans from individuals, cash raised through the offerings of our common stock or the exercise of our options or warrants, and the issuance of common stock to various consultants in payment for the provision of their services or to other creditors in satisfaction of our indebtedness.

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

         In August 1998 we entered into an agreement with Ritek Corporation whereby we received an advance in the amount of $400,000 against royalties to be earned through the sale of the children's game, "Shadoan". We also agreed to pay simple interest of 8.5% per year on the advance amount. We used this money to acquire the license for the game as well as for working capital. As consideration for the advance, we agreed that, so long as the advance amount was outstanding, our ownership of the license to the game would be shared equally with Ritek Corporation. We further agreed to retain the services of Ritek Corporation to replicate the game, at a per disc price that was competitive in our industry. Ritek Corporation agreed that we could repay the advance by paying a per-disc charge of $2 over the replication price. If we fail to make payments in accordance with our agreement, Ritek Corporation is entitled to give us notice of default. If we fail to pay the principal amount within 10 days after we receive the notice, we are required to forfeit our ownership rights in the license to Ritek Corporation. We have derived minimal revenues from the game and we have not repaid the advance in accordance with our agreement. As of June 30, 2004, the unpaid balance of the advance was $400,000. We failed to pay all of the interest that accrued during the past two fiscal years, and we have recorded a liability for unpaid interest totaling $90,666 as of September 30, 2004. Ritek Corporation has not given us notice of default and has not asked us to transfer our rights to the license. If we were required to transfer our license to the game to Ritek Corporation, it would not have a significant impact on our revenues or the results of our operations.

SOURCES AND USES OF CASH

         Summarized in the table below is information derived from our statements of cash flow comparing the nine months ended September 30, 2004 with the nine months ended September 30, 2003:

                                            NINE MONTHS ENDED:
                                        9/30/2004         9/30/2003          INCREASE
                                        ---------         ---------          INCREASE
NET CASH PROVIDED (USED) BY:           (UNAUDITED)       (UNAUDITED)        (DECREASE)
                                       -----------       -----------        ----------
Operating Activities                      ($1,438,383)       ($52,987)        ($1,385,396)
Investing Activities                         (288,532)       (281,477)             (7,055)
Financing Activities                        1,696,078         537,377           1,158,701
                                     -----------------  --------------   -----------------
  Net Increase (Decrease) in Cash            ($30,837)       $202,913           ($233,750)
                                     =================  ==============   =================

Operating Activities

         During the nine months ended September 30, 2004, we used $1,734,727 of cash to acquire the rights of DVD entertainment products through licenses and required royalty advances on the licenses for over 60 new titles. We anticipate that we will have released all of these titles for sale by December 31, 2004. We began generating revenue on certain titles during the second quarter of 2004 and anticipate that we will be generating revenue on the remaining titles acquired during 2004 by December 31, 2004.

         We are currently looking for private investors to provide funds for our concert expansion efforts. Our plan is to have these investors provide the funding for the advances to the artists and pay the production costs. In return, the investors will receive a percentage of the royalties.

         We do not anticipate that we will be making any material acquisitions of rights to DVD entertainment products through licenses and required royalty advances on the licenses in the near future.

         During the nine months ended September 30, 2003, cash was provided by operating activities by the net income of $524,016 and the decrease of inventories, while cash was used by operations to fund increases in accounts receivable and reduce accounts payable.

Investing Activities

         During the nine months ended September 30, 2004, we used $288,532 for the purchases of property and equipment as compared to our use of $281,477 in the nine months ended September 30, 2003 for the same purpose.

Financing Activities

         Financing activities for the nine months ended September 30, 2004, provided net cash of $1,696,078. The primary source of cash was the $2,269,650 in net proceeds we received from the issuance of our common stock. We also had a bank overdraft of $194,352 at September 30, 2004. A portion of the offering proceeds were used to reduce our notes payable and capital leases by $767,924.

         Financing activities for the nine months ended September 30, 2003, provided net cash of $537,377. The primary source of this cash was a $500,000 loan obtained from Lee Kasper, our President. Proceeds from this loan were used to repay $350,284 of our notes payable and capital leases and to purchase $13,150 of treasury stock.

COMMITMENTS FOR CAPITAL EXPENDITURES

         As of September 30, 2004, we had no commitments for capital expenditures.

OFF-BALANCE SHEET ARRANGEMENTS

         There are no guarantees, commitments, lease and debt agreements or other agreements that could trigger an adverse change in our credit rating, earnings, cash flows or stock price, including requirements to perform under standby agreements.

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

         As of September 30, 2004 we had available $0 of cash on hand and $191,982 of working capital to fund our operations. We believe that cash generated by our current operations in conjunction with available working capital will be sufficient to continue our business for the next twelve months. However, we may need additional financing during the next 12 months to expand our product offerings, either by purchasing additional titles or by producing music videos. We may also need additional financing should our costs and expenses prove to be greater than we currently anticipate. To the extent it becomes necessary to raise additional cash in the future as our current cash and working capital resources are depleted, we will seek to raise it through the public or private sale of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing. We may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities. We currently do not have any binding commitments for, or readily available sources of, additional financing. We cannot give you any assurance that we will be able to secure the additional cash or working capital we may require to continue our operations.

PART 1 - ITEM 3.  DISCLOSURE CONTROLS AND PROCEDURES

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

PART II - ITEM 1  LEGAL PROCEEDINGS

         Not Applicable

PART II - ITEM 2  CHANGES IN SECURITIES AND USE OF PROCEEDS

         In August 2004 we issued 25,000 shares of our common stock to Juggernaut Media, LLC. The securities were issued in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933. There was no general solicitation or advertising engaged in by us in making this offering and the offeree is an accredited investor.

         On September 1, 2004, Joseph Giarmo was granted an option to purchase 1,000,000 shares of common stock at a price of $0.26 per share, the fair market value on the date of grant. The term of the option is ten years. The right to purchase 500,000 shares vested on the date of grant while the right to purchase the remaining 500,000 shares will vest on October 1, 2004. We relied on the exemption provided by Section 4(2) of the Securities Act of 1933 to issue these securities. There was no general solicitation or advertising engaged in by us in making this offering and the offeree occupied a status relative to us that afforded it effective access to the information registration would otherwise provide.

         On September 1, 2004, Jay S. Hergott was granted an option to purchase 40,000 shares of common stock at a price of $0.26 per share, the fair market value on the date of grant. The term of the option is ten years. The option was fully vested on the date of grant. We relied on the exemption provided by
Section 4(2) of the Securities Act of 1933 to issue these securities. There was no general solicitation or advertising engaged in by us in making this offering and the offeree occupied a status relative to us that afforded it effective access to the information registration would otherwise provide.

         In September 2004 we issued 44,723 shares of our common stock to The Research Works, Inc. The securities were issued in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933. There was no general solicitation or advertising engaged in by us in making this offering and the offeree occupied a status relative to us that afforded it effective access to the information registration would otherwise provide.

PART II - ITEM 3  DEFAULTS UPON SENIOR SECURITIES

         Not applicable

PART II - ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                HOLDERS

         Not applicable.

PART II - ITEM 5  OTHER INFORMATION

         Not applicable.

PART II - ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS:

3.1   Certificate of Incorporation, as amended (1)

3.2   By-laws, as amended (1)

10.1 Stock Option issued to Joseph Giarmo dated September 7, 2004 (2)31 Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (2)

32 Certification Pursuant to Section 1350 of Title 18 of the United States Code (2)

(1) Incorporated by reference from the Company's Registration Statement on Form SB-2 filed on May 17, 2002, as amended.

(2) Filed herewith.

REPORTS ON FORM 8-K

         On July 15, 2004 the Registrant filed a current report to disclose a press release announcing its second quarter financial results.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 12, 2004
                                                 NuTECH DIGITAL, INC.


                                                 By: /s/ Lee Kasper
                                                     -------------------------
                                                 President, Chief Financial
                                                 Officer and Duly Authorized
                                                 Officer (Principal
                                                 accounting and financial
                                                 officer for the quarter)