Form 10KSB
period 2004-12-31
NUTECH DIGITAL INC
filed 2005-04-11
CIK 1144347

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

                   For the Fiscal Year Ended December 31, 2004

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
      (State or other jurisdiction                      (I.R.S. Employer
   of incorporation or organization)                    Identification No.)

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

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
|_|

      Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      The issuer's revenues for the fiscal year ended December 31, 2004 totaled $4,180,576.

      The number of shares of the issuer's common stock, no par value per share, outstanding as of March 18, 2005 was 22,030,494. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on March 18, 2005, based on the average bid and ask price on the OTC Bulletin Board as of such date, was approximately $2,326,140.

                       DOCUMENTS INCORPORATED BY REFERENCE

      None

      Transition Small Business Disclosure Format: Yes |_| No |X|

                                TABLE OF CONTENTS

                                                                         Page

PART I
    ITEM 1.  DESCRIPTION OF BUSINESS................................        2
    ITEM 2.  DESCRIPTION OF PROPERTY................................        5
    ITEM 3.  LEGAL PROCEEDINGS......................................        6
    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
             SECURITY HOLDERS.......................................        6

PART II

    ITEM 5.  MARKET FOR COMMON EQUITY AND
             RELATED STOCKHOLDER MATTERS............................        7
    ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS...................        8
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
    ITEM 7.  FINANCIAL STATEMENTS................................... F-1-F-24
    ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                ON ACCOUNTING AND FINANCIAL DISCLOSURE..............       18
    ITEM 8A. CONTROLS AND PROCEDURES................................       18
    ITEM 8B. OTHER INFORMATION......................................       18


PART III

    ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                CONTROL PERSONS; COMPLIANCE WITH
                SECTION 16(a) OF THE EXCHANGE ACT...................       19
    ITEM 10. EXECUTIVE COMPENSATION.................................       21
    ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
             OWNERS AND MANAGEMENT..................................       24
    ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........       26
    ITEM 13. EXHIBITS...............................................       29
    ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.................       30

SIGNATURES

                    Note Regarding Forward Looking Statements

      This Annual Report on Form 10-KSB contains "forward-looking statements". These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our business and our industry. Words such as "believe," "anticipate," "expect," "intend," "plan," "may," and other similar expressions identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section of this Annual Report titled "Management's Discussion and Analysis of Financial Condition or Plan of Operation-Factors Affecting Business, Operating Results and Financial Condition", as well as the following:

      o a decline in the general state of the economy which impacts the amount of money spent by consumers for entertainment products,

      o our lack of capital and whether or not we will be able to raise capital when we need it,

      o whether the popular music concerts we produce and film will generate significant sales and be profitable;

      o whether our sales of Japanese anime will remain at current rates or grow, even though we do not intend to acquire additional films,

      o our overall ability to successfully compete in our market and our industry,

      o whether we will continue to receive the services of our executive officers and directors, particularly our Chief Executive Officer and President, Mr. Lee Kasper,

      o whether our digital rights management technology is successful in increasing our sales over the Internet,

and other factors, some of which will be outside our control. You are cautioned not to place undue reliance on these forward-looking statements, which relate only to events as of the date on which the statements are made. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. You should refer to and carefully review the information in future documents we file with the Securities and Exchange Commission.

                                     PART I

ITEM 1. BUSINESS

History and Development of the Company

      NuTech Entertainment, Inc. was founded in 1993 for the purpose of licensing and distributing karaoke software. NuTech Digital, Inc. was founded in 1997 for the purpose of licensing and distributing films. In 1999 the business of NuTech Entertainment, Inc. was combined with the business of NuTech Digital, Inc. by distributing the assets of NuTech Entertainment, Inc. to its sole shareholder, Mr. Lee Kasper, who subsequently transferred the assets into NuTech Digital, Inc. NuTech Entertainment, Inc. ceased doing business in 1999 and was dissolved in 2001.

      As used in this Annual Report on Form 10-KSB, unless the context otherwise requires, the terms "we," "us," "the Company," and "NuTech" refer to NuTech Digital, Inc.

      The 2004 fiscal year saw a major change in the direction of our business as we shifted our emphasis from licensing and distributing general entertainment products to producing, filming and distributing popular music concerts. Prior to 2004, we licensed and distributed karaoke products as well as general entertainment films that included action adventure films, children's animated films, horror films, comedies, Japanese hentai (which is adult animation) and late night programming. While we continue to offer action adventure, horror and comedy films, Japanese hentai and late night programming, we have stopped licensing new products to sell. Furthermore, we have not renewed the license we had to manufacture and distribute children's animated films and we have stopped offering karaoke products. It is our intent, during the 2005 fiscal year, to sell our library of karaoke videos and music tracks, although there is no guarantee that we will be able to do this.

      We began the production and filming of popular music concerts in March 2004 with a concert given by Russell Jones, who performs under the name Ol' Dirty Bastard. During 2004, we also produced and filmed concerts given by Jessica Simpson and Macy Gray and we acquired the rights to distribute DVDs of concerts given by RZA and Kool and the Gang. Aside from the right to sell DVDs of the concert video, we sometimes acquire broadcast rights, usually for all media, including the Internet. It is our plan to continue to expand this portion of our business, however, we have not yet generated any significant revenues from the production and distribution of these concerts.

      During the 2004 fiscal year we added a significant method for providing our products to our customers by implementing our digital rights management technology. Digital rights management technology allows visitors to our website, and to the websites of distributors who sell our products, to download our films and music videos for rent. Downloaded works have DVD and high definition quality audio and video. Because the content is electronically packaged and delivered with an encrypted license, we do not believe that it can be copied illegally. We currently have 154 films available to download from our website. During the 2004 fiscal year, we also applied this technology to DVDs. The DVD contains over 30 full length feature hentai animation films. After registering on our website, the consumer can watch a film for a period of time (for example, 1, 3 or 5 days) without having to download the movie file. After the expiration of the license, the DVD will no longer play. We expect to begin licensing these encrypted DVDs during the 2005 fiscal year.

      We believe that this easy method of acquiring our products is attractive to users of the Internet and will continue to grow in popularity since it provides immediate access to the desired product without the delays and costs that would be incurred if the product is shipped. We believe that immediate access to our products may encourage more spontaneous purchases by our customers. During the 2004 fiscal year, digital rights management technology accounted for $14,942 in sales, while sales from January 1, 2005 through March 31, 2005 totaled $8,368. We expect use of our digital rights management technology to increase substantially during the 2005 fiscal year as customers to our website and to the websites of our distributors become more familiar with it.

      During the year ended December 31, 2004, our primary source of revenue came from sales of hentai. During 2004, hentai accounted for approximately 59.35% of our sales, sales of our general entertainment films accounted for approximately 20.48% of our sales, karaoke products accounted for approximately 12.11% of our sales, late night programming accounted for approximately 6.68% of our sales and music concerts accounted for approximately 1.38% of our sales. We also facilitate authoring, manufacturing and packaging services to content providers in the entertainment industry, although our revenue from this activity is minimal.

Our Products

Contemporary Music Concerts

      During the 2004 fiscal year we produced three contemporary music concerts using high definition technology. The concerts we filmed were performed by Russell Jones, whose stage name is Ol' Dirty Bastard, Jessica Simpson and Macy Gray. We also acquired the rights to distribute DVDs of concerts given by RZA and Kool and the Gang. We believe that the distribution of contemporary music complements our product offerings and we intend to expand this facet of our business. Sales of our contemporary music products accounted for approximately $57,717 during 2004.

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

      Hentai comes to us as an original completed master and artwork with Japanese dialogue tracks. We have the script translated into English, we hire voice-over actors to dub the dialogue in English or we subtitle the work, and we create a finished master for DVD format. We also create menus for the DVD products and redesign the artwork for the packaging. Revenues from sales of hentai totaled approximately $2,481,269 in 2004 as compared to $1,942,996 in 2003.

      We license and have available for sale 150 anime films. We do not currently intend to license any additional anime titles.

Late Night Films

      We license 260 late night films. We receive the original completed master and artwork of a film. We send the master to a replicator to produce a tape that is then used to manufacture the work in DVD format. Revenues from late night programming totaled approximately $279,310 in 2004 as compared to $383,180 in 2003.

General Entertainment Films

      During the 2004 fiscal year, we offered 26 classic children's animated films and 23 action adventure, horror and comedy films. Revenues from these films totaled approximately $856,066 in 2004 as compared to $340,936 in 2003. The increase in revenues was due to a one-time significant order for children's animated films. While we continue to offer adventure, horror and comedy films, we no longer sell classic children's animated films.

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

      During 2004, karaoke products accounted for approximately $506,214 in sales as compared to $1,078,185 in 2003. During 2004, we had 239 volumes of karaoke products available for sale. We have stopped selling karaoke videos and sound tracks and, as noted above, during the 2005 fiscal year we intend to sell our library of karaoke products, although there is no guarantee that we will be able to do this.

General Production Services

      When businesses offering DVD products obtain a license to duplicate a film or other work of art, they receive the work as an analog or digital tape. In order to replicate the film on DVD, the licensee must create a digital linear tape. This process is known as "authoring". After the digital linear tape is created, it is shipped to a factory where it is replicated onto a "stamper". The stamper is used to make the DVDs. We facilitate DVD authoring and menu designs to complete product replication and packaging for other content providers in the entertainment industry. We generate minimal revenues from this activity.

Our Suppliers and Customers

      We distribute our products throughout the world via retail stores, the Internet, wholesale distributors and through our digital rights management technology. We host two websites, www.nutechdvd.com and www.nutechdigital.tv. Information included on our websites is not a part of this annual report. Approximately 3% of our products are distributed outside the United States, with no concentration in any particular country or geographic area.

      We do not have long-term or exclusive agreements with our retail or wholesale customers. Business generation is based primarily on customer satisfaction with reliability, quality and price, which has allowed us to establish long-term relationships with many of our customers.

      We obtain exclusive rights to our Japanese anime products from studios that produce the works and license them outside of Japan. We license our late night entertainment and our karaoke products from the producers or other copyright holders of those works.

      During 2004, we entered into an agreement with Dollar Tree Stores, Inc. for sales of our children's animated films. The sales resulting from this agreement represented approximately 17% of all revenues earned from sales for the fiscal year ended December 31, 2004. This was a single transaction and will not reoccur in the future. During the 2004 fiscal year, other than this customer, no single customer represented more than 10% of our sales.

      We replicate our films and music on DVD through four suppliers, U-Tech Media, Media Factory, L & M and Fortune Disc. During 2004, U-Tech Media and Fortune Disc were responsible for replicating 86% and 13%, respectively, of the DVDs we offer for sale. If all of our replicating suppliers were to become unable to provide the volume of replication services necessary for our business, we believe that we could find other suppliers who would be able to provide these services to us at competitive prices. We do not have long-term agreements with any of our suppliers.

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

      Our products are subject to copyright laws. We may become the subject of infringement claims or legal proceedings by third parties with respect to our current or future products. In addition, we may initiate claims or litigation against third parties for infringement of our proprietary rights, or to establish the validity of our proprietary rights. Any such claims could be time-consuming, divert management from our daily operations, result in litigation, cause product shipment delays or lead us to enter into royalty or licensing agreements rather than disputing the merits of such claims. Moreover, an adverse outcome in litigation or a similar adversarial proceedings could subject us to significant liabilities to third parties, require the expenditure of significant resources to develop non-infringing products, require disputed rights to be licensed from others or require us to cease the marketing or use of certain products, any of which could have a material adverse effect on our business and operating results.

Licenses and Other Intellectual Property

      We do not have patents, franchises or concessions and we have not entered into labor contracts. However, many of our film titles are licensed from third parties. License periods are generally no shorter than five years and no more than 10 years. Most of the license agreements require us to pay an advance royalty, which we recoup through sales. Some of the license agreements require us to pay royalties during the term of the license. The computation of royalties varies, depending on our determination of the importance of the title to our product offerings. Royalties are primarily computed as a percentage of gross sales and may include guaranteed payments of royalties. We also purchase the rights to certain of our film titles for a one-time fee, rather than for the payment of on-going royalties.

      The films we make of popular music concerts will be registered with the United States Copyright Office. Generally, we co-own the copyright of the work with the artist. Depending on our agreement with the artist, we retain the exclusive right to exploit the work for varying periods of time, which may range from a term of years to perpetuity.

      While we have not registered our trade names or our logo with the United States Patent and Trademark Office, we believe that the name recognition and image that we have developed in each of our markets significantly enhance customer response to our sales promotions. Accordingly, our trademarks are important to our business and we intend to aggressively defend them.

Competition

      All of our products compete with other products and services that utilize free time or disposable income. The entertainment industry is, in general, highly competitive and many of our competitors, such as major motion picture studios and recording labels like Sony/BMG, Warner/Elecktra, Universal and Motown, have much larger selections of products, the ability to spend significant sums on advertising and promotion and much greater distribution capacities than we have. We do not represent a significant presence in our markets. We cannot guarantee you that we can compete successfully.

Employees

      As of December 31, 2004 we had 8 full-time employees and 3 part-time employees. Of these employees, two were in administration, one was in sales, one was in accounting, one was in artistic production, one was in management information systems and the remainder were in general operations.

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

ITEM 3. LEGAL PROCEEDINGS

      Occasionally we are named as a party in claims and legal proceedings arising out of the normal course of our business. These claims and legal proceedings may relate to contractual rights and obligations, employment matters, or to other matters relating to our business and operations. We are not currently involved in any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Our annual meeting of security holders was held on October 15, 2004.

      The votes cast for, against or withheld as to each director and each other matter is as follows:

Election of Directors:

   Name of Director   Votes cast "For"   Votes cast "Against"   Votes "Withheld"

Lee Kasper                17,624,555               0                144,800
Joseph Giarmo             17,635,955               0                133,400
Yegia Eli Aramyan         17,632,955               0                136,400
Jay S. Hergott            17,635,955               0                133,400

      Farber & Hass L.L.P. was ratified as our independent auditors. Of the votes cast, 17,742,195 were cast for this proposal, 20,500 votes were cast against this proposal and 6,660 votes abstained from voting on this proposal.

      Stock option grants to Lee Kasper, Joseph Giarmo, Yegia Eli Aramyan and Jay S. Hergott were approved. Of the votes cast, 10,192,513 votes were cast for the proposal, 346,493 votes were cast against the proposal and 25,260 abstained from voting on this proposal.

      Shares which abstained from voting as to the proposals, and shares held in "street name" by brokers or nominees who indicated on their proxies that they did not have discretionary authority to vote such shares as to the proposals ("broker non-votes"), were counted for purposes of determining whether the affirmative vote of a majority of the shares present at the meeting and entitled to vote on the proposals had been obtained, but had the effect of reducing the number of affirmative votes required to achieve the majority vote on the proposals.

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

      The table below sets forth the range of high and low bid quotes of our common stock for each quarter for the last two fiscal years as reported by Yahoo Finance. The bid prices represent inter-dealer quotations, without adjustments for retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.

                                            PERIOD          HIGH        LOW
                                        --------------    --------    --------

Fiscal Year Ended December 31, 2004     First Quarter      $1.50       $0.56
                                        Second Quarter     $0.97       $0.35
                                        Third Quarter      $0.49       $0.20
                                        Fourth Quarter     $0.35       $0.18

Fiscal Year Ended December 31, 2003     First Quarter      $1.50       $0.20
                                        Second Quarter     $0.49       $0.11
                                        Third Quarter      $0.80       $0.12
                                        Fourth Quarter     $0.80       $0.45

      As of March 18, 2005, there were approximately 58 holders of record of our common stock. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

      Since becoming a reporting company, we have never declared or paid any cash dividends on our common stock and do not expect to declare or pay any cash dividends in the foreseeable future. Prior to becoming a reporting company, we were an S corporation for tax reporting purposes and we paid dividends to Lee Kasper, our sole shareholder.

Recent Sales of Unregistered Securities

      On December 1, 2004 we issued 360,000 shares of our common stock to our attorneys, Richardson & Patel LLP. The common stock was issued in exchange for services rendered to us. The per share value of the common stock on December 1, 2004 was $0.27. We relied on Section 4(2) of the Securities Act of 1933 to issue this stock. We did not engage in general solicitation or advertising in making this offering and the offeree is an accredited investor.

Purchase of Equity Securities

      In January 2004 our President and Chief Executive Officer, Lee Kasper, purchased 200 shares of our registered common stock for his own account. This purchase was not pursuant to a publicly announced plan or program. No other purchases of our common stock were made by us or any affiliated purchaser during the 2004 fiscal year.

                                                                                       Maximum Number or
                                                                Total Number of        Approximate Dollar
                                                                Shares Purchased as    Value of Shares that
                                                                part of a Publicly     may yet be Purchased
                     Total Number of      Average Price Paid    Announced Plan or      Under the Plan or
Period               Shares Purchased     Per Share             Program                Program

   January 2004            200                 $0.68                   0                      0

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

      Management's discussion and analysis of financial condition or plan of operation are based upon our financial statements. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require management to make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Overview Of Business

      We are engaged in the business of licensing and distributing general entertainment products, most of which are made available through digital versatile discs, commonly known as DVDs. Our products include popular music concerts, Japanese anime, late night programming and general entertainment action adventure films. Prior to 2004, we also actively engaged in the sale of children's animated films and karaoke software. We began phasing out these products during 2004 when management decided to shift the emphasis of our business from selling general entertainment products to producing, filming using high definition technology, and distributing popular music concerts. While we currently have the exclusive right to sell more than 600 films on DVD, we are not actively seeking to license additional titles. Instead, we are working to expand our library of high definition music concerts and, whenever possible, to obtain broadcast rights to these concerts.

      All of our DVD products are sold through retail stores, the Internet, and wholesale distributors. We also license the broadcast rights to the music concerts we produce and film.

      In January 2004 we implemented a digital rights management technology affording us the ability to offer our products on demand over the Internet. Our digital rights management technology allows our products to be accessed via secure downloads to a personal computer.

      Our acquisition of general entertainment films is typically done through the payment of advance royalties in exchange for a license that usually lasts between five years and 10 years. The licenses for certain of our hentai products permitted us to recover from the licensor all reasonable and necessary costs paid by us to exploit the license. During 2004, we recovered all the expenses that we were permitted to recover under these licenses.

      The production and filming of popular music concerts is extremely cash intensive. Production costs, such as fees or costs for the artist, venue, musicians, sound and cameramen, make-up, wardrobe, insurance and releases, are paid either prior to or immediately following the performance. To date, we have paid these costs or, in some instances, we have partnered with unrelated third parties who assist us with the payment of these costs in exchange for a share of the royalties. After the performance, we must spend additional funds to have the master prepared and ultimately approved by the artist, which may take several months. For example, while we filmed our first concert in April 2004, the release of our first concert DVD did not occur until November 2004. Depending on our agreement with the artist, we may obtain all the rights to the production, in which case we can exploit it in any medium, or we may obtain only restricted rights, such as the right to broadcast the concert only outside the United States. Generally, our agreements require us to split the royalty from sales of the concert DVD and, if we received them, broadcast rights, with the artist after we recoup our production expenses, although the terms of these agreements vary. There is no guarantee that any concert we film will result in a DVD that will sell enough copies to make filming the concert profitable. As of December 31, 2004, revenues from our music concerts, which we began selling in November 2004, totaled only $57,717. Although we expect revenues from this source to increase as we release more concert DVDs, we cannot be certain that this will happen.

      While we added popular music concerts to our product offerings during the 2004 fiscal year we also decided to stop offering karaoke products. Karaoke products represented approximately 28.8% of our revenues during the 2003 fiscal year and approximately 12.11% of our revenues during the 2004 fiscal year.

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

      Inventory. Our inventories are stated at the lower of cost or market. Slow moving and obsolete inventories are analyzed for potential reserves on a quarterly basis. To calculate the reserve amount, we compare the current on-hand quantities with the actual usage over the past 36 months. On-hand quantities greater than actual usage are considered for reserve at the standard unit cost. Additionally, non-cancelable open purchase orders for inventory we are obligated to purchase, where demand has been reduced, may be reserved. Reserves for open purchase orders where the market price is lower than the purchase order price are also established.

      Income Taxes. We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), which is an asset and liability method of accounting that requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of accounting. In assessing whether deferred tax assets will be realized, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

      Common Stock Issued for Non-Cash Transactions. It is our policy to value stock issued for non-cash transactions, such as services, at the fair market value of the goods or services received or the consideration granted, whichever is more readily determinable, at the date the transaction is negotiated.

      Royalty Advances. Royalty advances are stated at cost, less royalties accrued on the contracts and less an allowance for potential obsolescence.

Results of Operations

Selected Statement Of Operations Data

      Summarized in the table below is statement of operations data comparing the year ended December 31, 2004 with the year ended December 31, 2003:

                                                              Year Ended:                 Increase
                                                     12/31/2004         12/31/2003       (Decrease)
                                                  ----------------  -----------------  ---------------
     Sales                                             $4,180,576         $3,745,297         $435,279
     Cost of Sales                                      1,408,773          1,100,840          307,933
                                                  ----------------  -----------------  ---------------
         Percentage of Sales                                  34%                29%
     Gross Profit                                       2,771,803          2,644,457          127,346
                                                  ----------------  -----------------  ---------------
         Percentage of Sales                                  66%                71%
     Expenses                                           3,763,909          2,689,153        1,074,756
                                                  ----------------  -----------------  ---------------
     Operating Income (Loss)                             (992,106)           (44,696)        (947,410)
     Interest Expense                                    (150,824)          (132,695)          18,129
                                                  ----------------  -----------------  ---------------
     Income (Loss) Before Other Income                 (1,142,930)          (177,391)        (965,539)
     Other Income (Expense)                               (91,740)           485,442         (577,182)
                                                  ----------------  -----------------  ---------------
     Income (Loss) Before Corporation
         Income Taxes                                  (1,234,670)           308,051       (1,542,721)
     Corporation Income Tax Benefit                           800                800                0
                                                  ----------------  -----------------  ---------------
     Net Income (Loss)                                ($1,235,470)          $307,251      ($1,542,721)
                                                  ================  =================  ===============
     Net Income (Loss) Per Share
         Basic and Diluted                                 ($0.06)             $0.03           ($0.09)
                                                  ================  =================  ===============

Sales

      Our sales for the year ended December 31, 2004 were $4,180,576, as compared to sales of $3,745,297 for the year ended December 31, 2003, a 12% increase. This increase for the year ended December 31, 2004 is primarily attributable to the increase in the number of units we sold. The number of units we sold increased due to a single large order from Dollar Tree Stores, Inc. This order is not recurring. Aside from the significant discount we gave to Dollar Tree Stores, Inc. due to the size of the order, we stopped discounting prices of our products to our distributors. The addition of popular music concert DVDs to our product offerings contributed only $57,717 to the overall increase in our revenues. We expect sales from the production of live concerts to grow as we expand this segment of our business.

Cost of Sales and Gross Profit

      Our cost of sales for the year ended December 31, 2004 was $1,408,773 or 34% of sales, as compared to $1,100,840 or 29% of sales for the year ended December 31, 2003. The 5% increase in cost of sales as a percentage of sales for the year ended December 31, 2004 was partially attributable to the unique, significant discount we provided to Dollar Tree Stores Inc. because of the significant size of the order and was partially attributable to a change in our product sales mix in that a greater portion of our sales for the year ended December 31, 2004 was comprised of our anime products, which carry a lower overall gross profit percentage than our other products.

      Our gross profit for the year ended December 31, 2004 was $2,771,803 or 66% of sales, as compared to $2,644,457 or 71% of sales for the year ended December 31, 2003. The 5% decline in our gross profit as a percentage for the year ended December 31, 2004 is attributable to the significant discount provided to Dollar Tree Stores Inc.

Selling, General and Administrative Expenses

      Summarized in the table below are selling, consulting and general and administrative expenses comparing the year ended December 31, 2004 with the year ended December 31, 2003:

                                                       Year Ended:            Increase
                                                12/31/2004    12/31/2003      (Decrease)
                                                -----------   -----------    -----------
Expenses
Selling Expenses
    Credit Card Fees                            $    39,564   $    41,209    $    (1,645)
    Freight and Delivery                             78,179        64,108         14,071
    Salaries, Wages and Payroll Taxes                88,910        93,776         (4,866)
    Royalty Expense                                 212,101       305,160        (93,059)
    Other Selling Expenses                           16,403        10,842          5,561
                                                -----------   -----------    -----------
                                                $   435,157   $   515,095    $   (79,938)
                                                -----------   -----------    -----------

Consulting Expenses                             $   564,820   $   145,634    $   419,186
                                                -----------   -----------    -----------

General and Administrative Expenses
    Bad Debts                                        76,250        32,477         43,773
    Automobile Expenses                              39,283        73,239        (33,956)
    Bank and Credit Card Fees                        41,060        43,269         (2,209)
    Travel Expenses                                  45,187        22,218         22,969
    Internet and Web Development                     36,934        20,794         16,140
    Telephone and Utility Expense                    63,532        46,906         16,626
    Accounting Fees                                  73,425        84,023        (10,598)
    Promotion and Public Relations                  106,603         3,172        103,431
    Rent                                            109,342       109,471           (129)
    Insurance                                       155,877       111,187         44,690
    Legal Fees                                      275,492       111,689        163,803
    Amortization and Depreciation                   364,590       320,143         44,447
    Salaries, Wages and Payroll Taxes             1,189,418       949,109        240,309
    Other General and Administrative Expenses       186,939       100,727         86,212
                                                -----------   -----------    -----------
                                                $ 2,763,932   $ 2,028,424    $   735,508
                                                -----------   -----------    -----------
Total Expenses                                  $ 3,763,909   $ 2,689,153    $ 1,074,756
                                                ===========   ===========    ===========

      Our selling, consulting and general and administrative expenses for the year ended December 31, 2004 were $3,763,909, representing an increase of $1,074,756 or 40% from selling, consulting and general and administrative expenses of $2,689,153 for the year ended December 31, 2003. The principal reasons for the increase included an increase, to $564,820, in consulting expenses paid during the year ended December 31, 2004 as compared to consulting expenses of $145,634 paid during the year ended December 31, 2003, and an increase of $735,508 or 36% in general and administrative expenses to $2,763,932. The $735,508 increase in general and administrative expenses is principally attributable to an increase in the amount of $103,431 in promotion and public relations expenses, an increase in the amount of $163,803 in legal fees and an increase of $240,309 in salaries, wages and payroll taxes.

      The reduction of royalty expenses incurred during the year ended December 31, 2004 is the result of fewer product sales that directly effect the amount of royalty expense. Also, during the three months ended December 31, 2004 we cancelled a contract for the sale of licensing rights and reversed a $52,000 royalty expense previously recorded.

      The consulting expenses incurred during the year ended December 31, 2004 related to our retention of several consultants to assist us in developing a business plan, promoting our products, acquiring performers for musical concerts and maintaining investor relations. We do not expect these expenses to continue at these levels in the future.

      The change in our other general and administrative expenses for the year ended December 31, 2004 was attributable to miscellaneous general and administrative expenses offset by expense savings attributable to recent cost reductions. We expect our other general and administrative expenses to continue at current levels.

      The legal fees paid for the year ended December 31, 2004 primarily related to litigation costs, the preparation of documents relating to an offering of our securities and the preparation of production agreements relating to the production and filming of popular music concerts. Legal fees are also incurred on an on-going basis for preparation of the reports we file with the Securities and Exchange Commission.

      The increase in salaries and wages for the year ended December 31, 2004 is primarily attributable to the fact that we hired an in-house MIS specialist to manage our Internet and web hosting needs, and to a salary increase given to our President. We expect these expenses to remain constant from this period forward.

      The increase in our promotion and public relations expense for the year ended December 31, 2004 was incurred in connection with our efforts to promote our business and to develop a positive corporate image in our industry. For the foreseeable future we do not intend to engage promotional or public relations expenses, therefore, these expenses will not recur.

Interest Expense

      Interest expense for the year ended December 31, 2004 was $150,824 as compared to $132,695 for the year ended December 31, 2003. This increase of $18,129 or 14% is the result of the overall increase in the prime interest rate, which increases the rate of interest that accrues on the Small Business Administration loan we have through Comerica Bank.

Other Income (Expense)

      Summarized in the table below is other income or loss comparing the year ended December 31, 2004 with the year ended December 31, 2003:

                                               Year Ended:             Increase
                                       12/31/2004      12/31/2003     (Decrease)
                                        ---------      ---------      ---------

Cost Recovery, KSS Contract             $      --      $ 320,394      $(320,394)
Lawsuit Settlement                         25,000              0         25,000
Royalty Dispute                          (125,000)             0       (125,000)
Loss on Disposal of Asset                       0         (4,820)         4,820
Cancellation of Debt                        8,260        169,868       (161,608)
                                        ---------      ---------      ---------
     Total Other Income                 $ (91,740)     $ 485,442      $(577,182)
                                        =========      =========      =========

      The category, "Cost Recovery, KSS Contract" relates to our licensing agreement with KSS Inc., a supplier. We license certain digital masters from KSS Inc. and we are permitted to recover from KSS Inc. any costs we incur for developing the DVD masters, advertising and related costs. No costs relating to this licensing agreement were recovered during the year ended December 31, 2004 and we do not expect to recover any further costs in the future. During the year ended December 31, 2004, we accepted $25,000 in settlement of an action we brought against a consultant for breach of contract and we agreed to pay $125,000 to settle a dispute for alleged unpaid royalties with the licensor of certain music included in our karaoke products. The cancellation of debt during the year ended December 31, 2003 in the amount of $169,868 resulted from our negotiation of a reduction in our accounts and notes payable.

Net Income (Loss)

      For the year ended December 31, 2004, we recorded a net loss of $1,235,470 as compared to net income of $307,251 for the year ended December 31, 2003. The decrease in net income of $1,542,721 is principally attributable to an increase of $419,186 in consulting expenses and an increase of $735,508 in general and administrative expenses and was partially offset by an increase of $127,346 in our gross profit. In the year ended December 31, 2003, we also benefited from $485,422 of other income as a result of the $320,394 cost recovery from KSS Inc. and $169,868 from cancellation of debt. Neither of these events reoccurred in the year ended December 31, 2004 and are not expected to reoccur in the future.

Liquidity and Capital Resources

      To date, we have financed our operations with cash from our operating activities, a bank line of credit, a loan from the Small Business Administration, various loans from individuals, cash raised through the offerings of our securities or the exercise of options or warrants, and the issuance of our securities to various consultants in payment for the provision of their services or to other creditors in satisfaction of our indebtedness to them.

      On February 2, 2004 and again on February 27, 2004, we completed a private sale of units to accredited investors. The units consisted of one share of common stock and a warrant to purchase two shares of common stock. Through these offerings, we raised a total of $750,000 and $1,750,000 in gross proceeds, respectively. The price per unit was $0.40 and the warrant conversion price is $0.75. We received net proceeds totaling $2,252,000 from these sales after costs and fees.

      In September 2003 we borrowed $360,000 from our Chief Executive Officer, President and significant shareholder, Mr. Lee Kasper and a total of $100,000 from trusts created for the benefit of his children. All of these loans had a term of one year and bore simple interest at the rate of 10%. We repaid these loans with part of the proceeds we received from the financing we undertook in February 2004.

      In February 2003 Mr. Kasper received a personal loan in the amount of $500,000. The interest rate on the loan is 3% and the loan is scheduled to be repaid over 36 months. Mr. Kasper loaned these funds to us on identical terms. We used these funds to expand our library of anime titles.

      In August 1998 we entered into an agreement with Ritek Corporation whereby we received an advance in the amount of $400,000 against royalties to be earned through the sale of the children's game, "Shadoan". We also agreed to pay simple interest of 8.5% per year on the advance amount. We used this money to acquire the license for the game as well as for working capital. As consideration for the advance, we agreed that, so long as the advance amount was outstanding, our ownership of the license to the game would be shared equally with Ritek Corporation. We further agreed to retain the services of Ritek Corporation to replicate the game, at a per disc price that was competitive in our industry. Ritek Corporation agreed that we could repay the advance by paying a per-disc charge of $2 over the replication price. If we fail to make payments in accordance with our agreement, Ritek Corporation is entitled to give us notice of default. If we fail to pay the principal amount within 10 days after we receive the notice, we are required to forfeit our ownership rights in the license to Ritek Corporation. We have derived minimal revenues from the game and we have not repaid the advance in accordance with our agreement. As of December 31, 2004, the unpaid balance of the advance was $400,000. We failed to pay all of the interest that accrued during the past two fiscal years, and we have recorded a liability for unpaid interest totaling $99,165 as of December 31, 2004. Ritek Corporation has not given us notice of default and has not asked us to transfer our rights to the license. If we were required to transfer our license to the game to Ritek Corporation, it would not have a significant impact on our revenues or the results of our operations.

Sources And Uses Of Cash

      Summarized in the table below is information derived from our statements of cash flow comparing the year ended December 31, 2004 with the year ended December 31, 2003:

                                              Year Ended:            Increase
Net Cash Provided (Used) By:           12/31/2004     12/31/2003     (Decrease)
                                       -----------    -----------    -----------

Operating Activities                  ($1,178,449)   ($  130,945)   ($1,047,504)
Investing Activities                     (283,851)      (327,013)        43,162
Financing Activities                    1,431,473        479,548        951,925
                                      -----------    -----------    -----------
   Net Increase (Decrease) in Cash    ($   30,827)   $    21,590    ($   52,417)
                                      ===========    ===========    ===========

Operating Activities

      During the year ended December 31, 2004, our net loss was $1,235,470. This included non-cash items of depreciation in the amount of $354,234, allowances in the amount of $3,267 and payment of consulting fees and services with common stock in the amount of $951,072. Cash was provided from operations by the decrease of receivables in the amount of $100,503, the decrease in prepaid consulting expense in the amount of $44,000 and the increase in accounts payable and accruals in the amount of $1,011,607. We used the cash provided from operations, along with cash provided from the issuance of our securities, to acquire rights to DVD entertainment products through royalty advances totaling $1,722,591, to fund an increase in our inventories of $289,040 and reimbursable production costs of $404,890.

      During the year ended December 31, 2003, our net income was $307,251. This included non-cash items of depreciation in the amount of $316,649, cost recovery from the KSS Inc. contract in the amount of $320,394, cancellation of debt in the amount of $169,868 and payment of consulting fees and services with securities in the amount of $226,966. Additional cash was provided from operations by the reduction of inventory and a corporation income tax refund. We used cash in operations to increase receivables by $143,877, to acquire rights to DVD entertainment products through royalty advances in the amount of $178,475, and to reduce accounts payable and accruals by $462,688.

Investing Activities

      During the year ended December 31, 2004, we used $283,851 for the purchases of property and equipment as compared to our use of $327,013 in the year ended December 31, 2003 for the same purpose.

Financing Activities

      Financing activities for the year ended December 31, 2004, provided net cash of $1,431,473. The primary source of cash consisted of net proceeds in the amount of $2,252,000 we received from the issuance of our securities. We also had a bank overdraft of $42,733 at December 31, 2004. A portion of the offering proceeds were used to reduce our notes payable and capital leases by $880,910.

      Financing activities for the year ended December 31, 2003 provided net cash of $479,548. The primary source of this cash was a loan in the amount of $500,000 obtained from our Chief Executive Officer and President, Lee Kasper. Mr. Kasper obtained the loan from Skura Intercontinental Trading Company and loaned the proceeds to us on terms identical to those he had received. We also received $150,000 from the issuance of common stock. Proceeds from these financing activities were used to repay $570,452 of our notes payable and capital leases.

Commitments For Capital Expenditures

      As of December 31, 2004, we had no commitments for capital expenditures.

Going Concern

      The financial statements included in this annual report are presented on a "going concern" basis. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. Our auditors have indicated that the following factors raise substantial doubt as to our ability to continue as a going concern:

      o     we have an accumulated a deficit of $1,814,974 since inception;

      o     we have a working capital deficit of $1,260,575; and

      o we have begun producing music concerts which require a substantial investment of cash but have not, to date, generated substantial revenues for us.

            We believe that the following will help to eliminate these deficits:

      o We have negotiated an agreement with our legal services provider that will help us contain the costs for these services and we have eliminated public relations expenses for the immediate future;

      o We released our first live music concert DVD in November of 2004 and we have scheduled for release in 2005 four additional DVDs that we believe will increase the revenue stream from this business segment; and

      o We intend to continue negotiating with major artists for the exclusive rights to produce and distribute their live music concerts worldwide.

Off-Balance Sheet Arrangements

      There are no guarantees, commitments, lease and debt agreements or other agreements that could trigger an adverse change in our credit rating, earnings, cash flows or stock price, including requirements to perform under standby agreements.

Capital Requirements And Available Capital Resources

      Our capital requirements, particularly as they relate to the production of popular music concerts, have been and will continue to be significant. Our primary use of cash consists of licensing and royalty costs ranging from 20% to 30%, production of live music concerts and general operating costs. Our future cash requirements and the adequacy of available funds will depend on many factors, including the pace at which we expand our production of popular music concerts, our ability to negotiate favorable production agreements with the artists whose concerts we film, whether our popular music concerts generate significant revenues, the general state of the economy, which impacts the amount of money that may be spent for entertainment and the continued popularity of anime and our general film library, from which we expect to continue to derive revenues.

      As of December 31, 2004 we had available $0 of cash on hand and $1,260,575 of a working capital deficit. Cash generated by our current operations is not sufficient to continue our business for the next twelve months. We may need additional financing during the next 12 months to produce music videos and to pay our costs and expenses, if they stay at current levels. To the extent it becomes necessary to raise additional cash in the future, we will seek to raise it through the public or private sale of debt or equity securities, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing. We may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities. We currently do not have any binding commitments for, or readily available sources of, additional financing. We cannot give you any assurance that we will be able to secure the additional cash or working capital we may require to continue our operations.

Factors Affecting Business, Operating Results and Financial Condition

      An investment in our securities is very speculative and involves a high degree of risk

We have begun producing and filming popular music concerts. We are not certain that this activity will be profitable.

      During the 2004 fiscal year we shifted the emphasis of our business from licensing and distributing general entertainment products to producing, filming and distributing popular music concerts. We have stopped selling karaoke products and we do not intend to license new film products. The shift in emphasis to producing, filming and distributing popular music concerts and, whenever possible, obtaining the broadcast rights for them, will be more expensive than licensing and distributing general entertainment products, and the time between our expenditure of funds and receipt of revenues will be longer. Furthermore, our filmed concert programming may not ultimately be as desirable to our customers as we would hope, which would lead to lower than expected sales, decreased profit margins or losses. We do not know if this new venture will be profitable.

We will continue to need money to produce and film music concerts and we are not sure we can obtain additional financing. If we cannot obtain additional financing, it will adversely affect our business and results of operations.

      The production, filming and distribution of concert DVDs requires a significant outlay of capital.

      It is unlikely that we will be able to continue to produce and distribute music concerts without additional financing. In the past, we have borrowed money from Lee Kasper, our Chief Executive Officer and President and a significant shareholder, and sold our securities to raise money. Currently, we have no commitments for additional financing. To the extent that we need more money to continue our production of music concerts, we cannot assure you that funds will be available to us on favorable terms, or at all. To the extent that additional money is raised through the sale of our securities, the issuance of those securities could result in dilution to our shareholders. The unavailability of funds could have a material adverse effect on our ability to continue our concert production work, which will adversely affect our business and results of operations.

We may be unable to continue as a going concern.

      Our independent auditor has noted in its report concerning our financial statements as of December 31, 2004 that we have incurred significant operating losses and that we have negative working capital.

The home entertainment industry is intensely competitive. We cannot guarantee you that we can compete successfully.

      The home entertainment industry is intensely competitive. Our competitors include both major motion picture studios and music labels that are much larger than we are and have far greater name recognition and financial resources than we have as well as smaller, independent companies that seek to create niche markets.

Decreasing retail prices for DVDs may negatively impact our revenues.

      The home entertainment programming market in which we compete is rapidly evolving and intensely competitive. Many of our competitors, including major studios, are increasingly offering programming, particularly DVD programming, at lower prices. They may be able to produce or secure programming on more favorable terms and may be able to adopt more aggressive pricing policies. The industry trend of lowering prices may, over time, lead to higher levels of competition and, therefore, lost sales, decreased profit margins or decreased overall revenues.

If music entertainment programming cannot compete successfully in the home entertainment industry, our business may be adversely affected.

      While we have decided to enter the music entertainment market, we cannot assure you that the music industry in general will continue to prosper or that music entertainment programming will compete successfully against other home entertainment programming. If music programming cannot compete successfully in the home entertainment market, our business will be adversely affected.

Inventory obsolescence poses a significant risk to us.

      We maintain a substantial investment in product inventory and if we overestimate the demand for a particular title, we may retain significant quantities of that title in our warehouse. Retained inventory may become obsolete as our distribution term for the title expires. Although we may sell such inventory at a steeply discounted price toward the end of the distribution term in order to recoup our manufacturing, storage and other costs, there is no guarantee that a market will exist for a given title, even at the steeply discounted price.

Our success depends on the unpredictable commercial success of our programming.

      Operating in the entertainment industry involves a substantial degree of risk. Each music video, feature film or other programming title is an individual artistic work, and unpredictable audience reactions primarily determine commercial success. The commercial success of a title also depends upon the quality and acceptance of other competing programs or titles released into the marketplace, critical reviews, the availability of alternative forms of entertainment and leisure activities, general economic conditions and other tangible and intangible factors, all of which are subject to change and cannot be predicted with certainty. Our success will depend in part on the popularity of our programming which, in turn, depends on our ability to gauge and predict expected popularity.

The market in which we do business may change, decreasing the demand for our products. If the demand for our products declines, our business and results of operations may be adversely affected.

      The majority of our revenues are still derived from sales of our DVD products. Our DVD products compete with pay-per-view cable television systems, in which cable television subscribers pay a fee to see a movie or other program selected by the subscriber. Existing pay-per-view services offer a limited number of channels and programs and are generally available only to households with a converter to unscramble incoming signals. Recently developed technologies, however, permit certain cable companies, direct broadcast satellite companies, telephone companies and other telecommunications companies to transmit a much greater number of movies to homes in more markets. Ultimately, further improvements in these technologies or the development of other technologies, such as Internet-TV, could lead to the availability of a broad selection of movies or music videos to consumers on demand at low prices, which could substantially decrease the demand for DVD-video purchases or rentals. This could have a material adverse effect on our financial condition and results of operations.

We could become involved in litigation over our rights to use our products, or the rights of others to use our products. Resolution of any such litigation could be time consuming and costly, which may have a material adverse affect on our operations and financial position.

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

      During 2004 approximately 6.68% of our sales were from late night programming, that is, programming that includes sexually explicit content which is made to be viewed solely by adults. If we include hentai in the category of late night programming, then approximately 66.03% of our sales would fall into this category.

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

      Furthermore, because of the adult content of some of our products, many people may regard our business as unwholesome. Federal, state and municipal governments, along with various religious and children's advocacy groups, consistently propose and pass new legislation aimed at restricting provision of, access to, and content of late night entertainment. These groups also may file lawsuits against providers of late night entertainment, encourage boycotts against such providers, and mount negative publicity. We cannot assure you that our products will not be subject to successful legal challenges in the future.

      If we lost the ability to sell our hentai and late night products, or if our ability to sell these products was substantially curtailed, it would have a material adverse affect on our business and operating results.

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

      Not applicable.

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

ITEM 8B. OTHER INFORMATION

      Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Identification of Directors and Executive Officers

      The following table sets forth certain information regarding our directors and executive officers.

Name                    Age      Position

                                 Chief Executive Officer, President,
Lee Kasper              59       Chief Financial Officer, Director
Joseph Giarmo           36       Vice President, Director
Yegia Eli Aramyan       52       Accountant, Director
Jay S. Hergott          58       Director

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

      We do not have an audit committee and no individual on our Board of Directors possesses all of the attributes of an audit committee financial expert and no one on our Board of Directors is deemed to be an audit committee financial expert. In forming our Board of Directors, we sought out individuals who would be able to guide our operations based on their business experience, both past and present, or their education. Responsibility for our operations is centralized within management, which is comprised of three people. We rely on the assistance of others, such as our accountant, to help us with the preparation of our financial information. We recognize that having a person who possesses all of the attributes of an audit committee financial expert would be a valuable addition to our Board of Directors, however, we are not, at this time, able to compensate such a person therefore, we may find it difficult to attract such a candidate.

      There have been no material changes to the procedures by which shareholders may recommend nominees to our Board of Directors, as described in our last proxy statement.

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

      To our knowledge, based solely upon review of the copies of such reports received or written representations from the reporting persons, we believe that during our 2004 fiscal year our directors, executive officers and persons who own more than 10% of our common stock complied with all Section 16(a) filing requirements with the exception of the following:

Name of Filer                                     Form        Description
Lee Kasper                                         4          Filed a form 4 reporting the purchase of 200 shares of
                                                              common stock on January 5, 2004 instead of January 4, 2004.
                                                   4          On January 23, 2004 filed a form 4 disclosing the
                                                              termination on December 15, 2003 of an option to purchase
                                                              500,000 and the acquisition of an option to purchase
                                                              500,000 shares on January 9, 2004.
                                                   4          On April 16, 2004 reported the transfer of 76,822 shares
                                                              of common stock for no consideration to consultants for
                                                              services performed for us.
                                                   4          On April 16, 2004 incorrectly reported the grant of an
                                                              option to purchase 2,000,000 shares of common stock.  This grant was subsequently made on June 18, 2004.  No form 4
                                                              has been filed disclosing that grant.
Joseph Giarmo                                      4          On January 23, 2004 filed a form 4 disclosing the
                                                              termination on December 15, 2003 of an option to purchase
                                                              300,000 and the acquisition of an option to purchase
                                                              100,000 shares on January 9, 2004.
                                                   4          On April 16, 2004 incorrectly reported the grant of an
                                                              option to purchase 300,000 shares of common stock.  This
                                                              grant was subsequently made on June 18, 2004.  No form 4
                                                              has been filed disclosing that grant.
                                                   4          On September 1, 2004 an option to purchase 1,000,000
                                                              shares of common stock was granted to Mr. Giarmo.  A form
                                                              4 has not been filed disclosing that grant.
                                                4 and 5       On April 6, 2004 file a form 5 disclosing the sale of
                                                              5,250 shares of common stock on December 8, 2003.
Jay S. Hergott                                     4          On March 9, 2004 reported the acquisition of 35,000 shares of common stock on January 22, 2004.
                                                   4          On March 9, 2004 reported the acquisition, on February 17,
                                                              2004, of 62,500 shares of common stock and a warrant to
                                                              purchase an additional 125,000 shares of common stock.
                                                   4          On September 1, 2004 Mr. Hergott was granted an option to
                                                              purchase 40,000 shares of common stock.  No form 4 has
                                                              been filed disclosing the grant.
                                                   4          On December 6, 2004 Mr. Hergott was granted an option to
                                                              purchase 30,000 shares of common stock.  No form 4 has
                                                              been filed disclosing the grant.
Yegia Eli Aramyan                                  4          On April 16, 2004 incorrectly reported the grant of an
                                                              option to purchase 75,000 shares of common stock.  A grant for 100,000 shares was subsequently made on June 18,
                                                              2004.  No form 4 has been filed disclosing that grant.
                                                4 and 5       On February 17, 2004 filed a form 5 disclosing the
                                                              termination on December 15, 2003 of an option to purchase
                                                              70,000 shares of common stock.

ITEM 10. EXECUTIVE COMPENSATION

      During the 2004 fiscal year, Mr. Lee Kasper, our Chief Executive Officer and President, and Mr. Joseph Giarmo, our Vice President, were the only executive officers receiving compensation of at least $100,000 per year. The following table sets forth information as to the compensation paid or accrued to Mr. Kasper and Mr. Giarmo, as well as to compensation paid to our director, Mr. Jay Hergott, for his services as a director, and to Mr. Yegia Eli Aramyan, another of our directors, for his services as an employee, for the three years ended December 31, 2004, December 31, 2003 and December 31, 2002:

                                       SUMMARY COMPENSATION TABLE

                                                                             Securities
      Name and Principal                                                     Underlying        All Other
           Position                          Salary           Bonus           Options/       Compensation
                               Year           ($)              ($)             SARs(1)            ($)
-----------------------        ----       ----------          -----          -----------     --------------
Lee Kasper,                    2004       $  497,308(1)              --         500,000(3)           --
President, CFO                 2003       $    3,077                 --         700,000      $   39,600(8)
President, CFO                 2002       $  410,769(2)              --         500,000(4)   $   39,600(8)

Joseph Giarmo,                 2004       $  136,779                 --       1,400,000(5)
Director                       2003       $  128,349                 --         350,000      $   12,750(9)
Vice President                 2002       $  159,228                 --         300,000(4)
Secretary

Jay S. Hergott                 2004       $   10,000                 --          70,000(6)   $   37,450(10)
Director                       2003       $   10,000                 --          25,000              --
                               2002       $    5,000                 --              --              --

Yegia Eli Aramyan              2004       $   65,308         $    5,000         150,000(7)
Director, Accountant           2003       $   62,838                 --         200,000
                                                2002         $   56,461      $      750          75,000(4)

(1) Of the amount shown as compensation paid to Mr. Kasper in 2004, the payment of $115,385 has been accrued but unpaid.
(2) Of the amount shown as compensation paid to Mr. Kasper in 2002, the payment of $41,538 was deferred at Mr. Kasper's election. This amount was paid in the 2003 fiscal year.
(3) Mr. Kasper was granted two options during the 2004 fiscal year. The first option, for 500,000 shares of common stock, was granted on January 9, 2004 at an exercise price of $0.66 per share. The second option was an option for 2,000,000 shares of common stock granted to Mr. Kasper on June 18, 2004. The right to purchase the shares vested on the attainment of certain performance targets during the 2004 fiscal year. Mr. Kasper is able to exercise the option for a total of 500,000 shares. The exercise price of the option is $0.385 per share.
(4) This option grant was cancelled, without exercise, on December 15, 2003.
(5) Mr. Giarmo was granted three options during the 2004 fiscal year. The first option, for 100,000 shares of common stock, was granted on January 9, 2004 at an exercise price of $0.60 per share. The second option was an option for 300,000 shares of common stock granted to Mr. Giarmo on June 18, 2004. Of this amount, the right to purchase 150,000 shares vested immediately and the balance vested on the attainment of certain performance targets during the 2004 fiscal year. Mr. Giarmo is able to exercise the option for a total of 200,000 shares. The exercise price is $0.35 per share. The third option, granting to Mr. Giarmo the right to purchase 1,000,000 shares of common stock, was granted on September 1, 2004. The exercise price for the option is $0.26 per share. The right to purchase 500,000 shares vested on the date of grant and the right to purchase 500,000 shares vested on October 1, 2004.
(6) Mr. Hergott was granted two options during the 2004 fiscal year. The first option, for 40,000 shares of common stock, was granted on September 1, 2004 at an exercise price of $0.26 per share. The second option, for 30,000 shares of common stock, was granted on December 6, 2004 at an exercise price of $0.27 per share. Mr. Hergott also received a grant of 35,000 shares of common stock on January 28, 2004.
(7) Mr. Aramyan was granted two options during the 2004 fiscal year. The first option, for 100,000 shares of common stock, was granted on June 18, 2004 at an exercise price of $0.35 per share. The second option, for 50,000 shares of common stock, was granted to Mr. Aramyan on December 6, 2004. The exercise price is $0.27 per share.
(8) These amounts represent expenses paid in connection with Mr. Kasper's automobile.
(9) This amount constitutes payments made to Mr. Giarmo pursuant to a joint venture agreement he entered into with us whereby he advanced funds in the amount of $60,000 for the acquisition of licensing rights to certain anime products. Mr. Giarmo is repaid at the rate of $0.25 for each unit of the product sold. This agreement will terminate once Mr. Giarmo is paid a total of $120,000.
(10) Represents the value, on January 28, 2004, of 35,000 shares of common stock granted to Mr. Hergott.

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

Equity Incentive Plan

      Our Board of Directors and our shareholders approved the NuTech Digital, Inc. 2001 Equity Incentive Plan which permits us to grant, for a ten year period, both stock purchase rights and stock options. We had originally reserved 3,500,000 shares of our common stock for issuance to our directors, employees and consultants under the Plan. In January of each year we are permitted to increase the number of shares of common stock reserved for awards to an amount that does not exceed 30% of all of our issued and outstanding shares. On January 1, 2005, we were permitted to increase the number of shares of common stock reserved for awards by 551,352 shares, although we have not yet done so. The Plan is administered by the Board of Directors. As the administrator of the Plan, the Board of Directors has the authority and discretion, subject to the provisions of the Plan, to select persons to whom stock purchase rights or options will be granted, to designate the number of shares to be covered by each option or stock purchase right, to specify the type of consideration to be paid, and to establish all other terms and conditions of each option or stock purchase right. Options granted under the Plan will not have a term that exceeds ten years from date of grant. As of December 31, 2004, we granted options to purchase a total of 2,805,000 shares of our common stock under the Plan.

Individual Plans

      On June 18, 2004 we also granted incentive stock options to Mr. Lee Kasper, Mr. Joseph Giarmo, Mr. Yegia Eli Aramyan and Mr. Jay Hergott. The options granted to Messrs. Giarmo, Aramyan and Hergott have an exercise price of $0.35 per share. The option granted to Mr. Kasper was granted at an exercise price of $0.385 per share. The options granted to Mr. Kasper and Mr. Giarmo were for 2,000,000 shares of common stock and 300,000 shares of common stock, respectively, and were performance based. The term of Mr. Kasper's option is five years, while the term of Mr. Giarmo's option is 10 years. Mr. Kasper's option vested as to 500,000 shares based on the completion of a performance target, while Mr. Giarmo's option vested as to 150,000 shares in recognition of past services and as to 50,000 shares based on the completion of a performance target. The grant made to Mr. Aramayan vested as to 25,000 shares on the date of grant. His right to purchase the remaining shares vests in increments of 25,000 shares over a three year period. The grant to Mr. Hergott was fully vested on the date of grant. On September 1, 2004 we granted an additional option to Mr. Giarmo to purchase 1,000,000 shares of our common stock at a price of $0.26 per share. All of the options granted under these individual plans were incentive stock options. All of the above-described options were approved by our stockholders at the annual meeting held on October 15, 2004.

      The following tables set forth certain information concerning the granting and exercise of stock options during the last completed fiscal year by each of the named executive officers and our directors, Mr. Jay Hergott and Mr. Yegia Eli Aramyan, and the fiscal year-end value of unexercised options on an aggregated basis:

--------------------------------------------------------------------------------------------------------------------
                                            Option/SAR Grants for Last
                                         Fiscal Year-Individual Grants(1)
--------------------------------------------------------------------------------------------------------------------
                                Number of            % of Total
                               Securities       Options/SARs Granted
                               Underlying          to Employees in
                              Options/SARs           Fiscal Year       Exercise Price ($/sh)
Name                           Granted (#)                                                       Expiration Date
-------------------------- -------------------- ---------------------- ---------------------- ----------------------
Lee Kasper                        500,000                8.5%                $0.66/share          January 9, 2009
                                2,000,000               34.1%               $0.385/share            June 18, 2009

Joseph Giarmo                     100,000                1.7%                $0.60/share          January 9, 2014
                                  300,000                5.1%                $0.35/share            June 18, 2014
                                1,000,000               17.1%                $0.26/share        September 1, 2014

Jay S. Hergott                     40,000                   *                $0.26/share        September 9, 2014
                                   30,000                   *                $0.27/share         December 6, 2009

Yegia Eli Aramyan                 100,000                   *                $0.35/share            June 18, 2014
                                   50,000                   *                $0.27/share         December 6, 2009
--------------------------------------------------------------------------------------------------------------------

*Less than 1%.

--------------------------------------------------------------------------------------------------------------------
                                Aggregated Option/SAR Exercises in Last Fiscal Year
                                          And FY-End Option/SAR Values(1)
--------------------------------------------------------------------------------------------------------------------

                                                                                                    Value of
                                                                             Number of             Unexercised
                                                                            Unexercised           In-the-Money
                                                                           Options/SARs           Options/SARs
                                                                          at FY-End (#)           at FY-End ($)(2)
                             Shares Acquired      Value Realized(1)       Unexercisable/         Unexercisable/
Name                         on Exercise (#)             ($)                Exercisable            Exercisable
-------------------------- -------------------- ---------------------- ---------------------- ----------------------
Lee Kasper                         -0-                   -0-                 0/700,000              0/$16,800
                                   -0-                   -0-                 0/500,000                 N/A
                                   -0-                   -0-                 0/500,000                 N/A

Joseph Giarmo                      -0-                   -0-                 0/300,000              0/$12,000
                                   -0-                   -0-               25,000/25,000               N/A
                                   -0-                   -0-                 0/100,000                 N/A
                                   -0-                   -0-                 0/200,000                 N/A
                                   -0-                   -0-                0/1,000,000                N/A

Jay S. Hergott                     -0-                   -0-                 0/25,000               0/$1,000
                                   -0-                   -0-                 0/40,000                  N/A
                                   -0-                   -0-                 0/30,000                  N/A

Yegia Eli Aramyan                  -0-                   -0-                 0/100,000              0/$9,000
                                   -0-                   -0-                 0/100,000                 N/A
                                   -0-                   -0-               75,000/25,000               N/A
                                   -0-                   -0-                 0/50,000                  N/A


(1) Value realized is determined by calculating the difference between the aggregate exercise price of the options and the aggregate fair market value of the common stock on the date the options are exercised. The closing price of the common stock on December 31, 2004 was $0.20.
(2) The value of unexercised options is determined by calculating the difference between the fair market value of the securities underlying the options at fiscal year end and the exercise price of the options.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth, as of March 18, 2005, information regarding the beneficial ownership of our common stock with respect to each of our executive officers, each of our directors, each person known by us to own beneficially more than 5% of the common stock, and all of our directors and executive officers as a group. Beneficial ownership is determined under the rules of the Securities and Exchange Commission and generally includes voting or investment power over securities. The term "executive officer" is defined as the Chief Executive Officer/President, Chief Financial Officer and the Vice-President. Each individual or entity named has sole investment and voting power with respect to the shares of common stock indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted.

      Shares of common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of March 18, 2005 are considered outstanding and beneficially owned by the person holding the options or warrants for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

----------------------- ----------------------------------------- ----------------- ---------------
                                                                     Number of
                                                                     Shares of
                                                                    Common Stock
  Title of Class of                                                 Beneficially    Percentage of
       Security                   Name and Address(1)                 Owned(2)       Common Stock
----------------------- ----------------------------------------- ----------------- ---------------

Common Stock            Lee Kasper (3)(4)(5)                         12,236,178(6)          45.78%
Common Stock            Joseph Giarmo (3)(4)                          2,045,000(7)           8.64%
Common Stock            Yegia Eli Aramyan(4)                            279,000(8)           1.25%
Common Stock            Jay S. Hergott(4)                               317,500(9)           1.43%
                        All Officers, Directors and 5%
                        Shareholders                                  9,715,678              46.6%
----------------------- ----------------------------------------- ----------------- ---------------

(1) Unless otherwise indicated, the address of the persons named in this column is c/o NuTech Digital, Inc., 7900 Gloria Avenue, Van Nuys, California 91406.
(2) Included in this calculation are shares deemed beneficially owned by virtue of the individual's right to acquire them within 60 days of the date of this report that would be required to be reported pursuant to Rule 13d-3 of the Securities Exchange Act of 1934.
(3) Executive Officer.
(4) Director.
(5) 5% Shareholder.
(6) Includes shares of our common stock owned by Michele Kasper as her community property. Also includes the right to purchase 1,700,000 shares of our common stock upon the exercise of vested options, 3,000,000 shares of common stock upon exercise of a warrant and 100,000 shares of our common stock held by Mr. Kasper as custodian or trustee for his children.
(7) Includes the right to purchase 1,650,000 shares of our common stock upon the exercise of vested options.
(8) Includes the right to purchase 200,000 shares of our common stock upon the exercise of vested options.
(9) Includes the right to purchase 95,000 shares of our common stock upon the exercise of vested options and the right to purchase 125,000 shares of our common stock pursuant to the terms of a warrant that was granted as part of a unit offering undertaken by us in February 2004. Stock owned by the Jay S. Hergott Revocable Trust is included in the number of shares of common stock reported as being beneficially owned by Mr. Hergott.

      On May 15, 2001 our Board of Directors adopted and our shareholders approved the NuTech Digital, Inc. 2001 Equity Incentive Plan (the "Equity Incentive Plan"). The Equity Incentive Plan has a term of 10 years and is administered by our Board of Directors. Pursuant to the Equity Incentive Plan, the Board of Directors may grant to eligible persons, which include employees, officers, directors, consultants and agents, awards of options (which may be qualified or non-qualified) or common stock. 3,500,000 shares of our common stock were originally set aside for grants made under the Equity Incentive Plan. Pursuant to the terms of the Equity Incentive Plan, the number of shares available for issuance may be increased on the first day of each fiscal year by a number that will increase the total number of shares reserved to 30% of our issued and outstanding common stock. As of December 31, 2004, a total of 2,840,000 shares of the common stock included in the Equity Incentive Plan had been issued, or reserved for issuance, pursuant to awards. Of this amount, 2,805,000 shares have been reserved for option grants. Generally, the option terms extend for a period of 10 years from the date of grant, with the exception of options granted to our Chief Executive Officer and President, Mr. Lee Kasper, whose options will expire five years from the date of grant. The price for each share of common stock purchased pursuant to the options varies. With the exception of the exercise price of the options granted to Mr. Kasper, which equals 110% of the fair market value of our common stock on the date of grant, the exercise price per share for the options granted is generally the fair market value of our common stock on the date of grant. The following table sets forth, as of December 31, 2004, the number of securities to be issued upon exercise of outstanding options, the weighted average exercise price of the outstanding options and the number of securities remaining available for future issuance under the Equity Incentive Plan.

      On July 11, 2003 our Board of Directors adopted the NuTech Digital, Inc. 2003 Consultant Stock Plan (the "Consultant Plan"). The Consultant Plan has not been approved by our shareholders. We have reserved 5,000,000 shares of our common stock to grant as awards under the Consultant Plan. As originally drafted, only shares of our common stock were permitted to be granted as awards to eligible persons, however the Board of Directors amended the Consultant Plan on February 13, 2004 to allow grants of stock options, also. Awards are granted to individuals who render bona fide services to us, so long as the services do not relate to capital raising or stock promotion activities. Like the Equity Incentive Plan, the Consultant Plan is administered by the Board of Directors. The term of the Consultant Plan is also 10 years. As of December 31, 2004, we had issued 2,602,500 shares of our common stock to various outside consultants. The exercise price of the options granted under the Consultant Plan during the 2004 fiscal year varied between fair market value on the date of grant and 85% of the fair market value on the date of grant. The following table sets forth, as of December 31, 2004, the number of securities to be issued upon exercise of outstanding options, the weighted average exercise price of the outstanding options and the number of securities remaining available for future issuance under the Consultant Plan.

      We also adopted certain individual stock option plans during the 2004 fiscal year. On June 18, 2004 we granted incentive stock options to Mr. Lee Kasper, Mr. Joseph Giarmo, Mr. Yegia Eli Aramyan and Mr. Jay Hergott. The options granted to Messrs. Giarmo, Aramyan and Hergott have an exercise price of $0.35 per share. The option granted to Mr. Kasper was granted at an exercise price of $0.385 per share. The options granted to Mr. Kasper and Mr. Giarmo were for 2,000,000 shares of common stock and 300,000 shares of common stock, respectively, and were performance based. The term of Mr. Kasper's option is five years, while the term of Mr. Giarmo's option is 10 years. Mr. Kasper's option vested as to 500,000 shares based on the completion of a performance target, while Mr. Giarmo's option vested as to 150,000 shares in recognition of past services and as to 50,000 shares based on the completion of a performance target. The grant made to Mr. Aramayan vested as to 25,000 shares on the date of grant. His right to purchase the remaining shares vests in increments of 25,000 shares over a three year period. The grant to Mr. Hergott was fully vested on the date of grant. On September 1, 2004 we granted an additional option to Mr. Giarmo to purchase 1,000,000 shares of our common stock at a price of $0.26 per share. All of the options granted under these individual plans were incentive stock options. All of the above-described options were approved by our stockholders at the annual meeting held on October 15, 2004.

      The following table illustrates, as of December 31, 2004, information relating to all of our equity compensation plans.

                      Equity Compensation Plan Information

                                                                                          Number of securities
                                                                                          remaining available for
                                Number of securities to be                                future issuance under the
                                issued upon exercise of      Weighted average exercise    equity compensation plan
                                outstanding options,         price of outstanding         (excluding securities
                                warrants and rights          options warrants and rights  reflected in column (a)
Plan Category                               (a)                          (b)                          (c)
------------------------------- ---------------------------- ---------------------------- ----------------------------
Shareholder Approved/Equity
Incentive Plan                           3,435,000                      $0.59                     282,747(1)(2)
------------------------------- ---------------------------- ---------------------------- ----------------------------
Shareholder
Approved/Individual Option
Grants                                   1,800,000                      $0.31                           0
------------------------------- ---------------------------- ---------------------------- ----------------------------
Not Approved by
Shareholders/Consultant Plan                     0(3)                    N/A                    2,397,500(3)
------------------------------- ---------------------------- ---------------------------- ----------------------------

(1) Pursuant to the terms of the NuTech Digital, Inc. 2001 Equity Incentive Plan, awards may be granted for options (both incentive stock options and non-qualified stock options) and for restricted stock and stock bonuses.
(2) The number of shares of common stock included in the NuTech Digital, Inc. 2001 Equity Incentive Plan may be increased on the first day of January of each year so that the total number of shares of all common stock available for awards shall equal 30% of our issued and outstanding shares, which is the maximum amount allowable under Regulation 260.140.45 of Title 10 of the California Code of Regulations. On January 1, 2004, we increased the number of shares of common stock by 252,747. As of January 1, 2005, we were permitted to increase the number of shares of common stock by 551,352, although we have not yet done so, and this number is not included in this column total.
(3) As of December 31, 2004, no options had been granted from the NuTech Digital, Inc. 2003 Consultant Stock Plan, however, grants of 2,602,500 shares had been made.

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

      In February 2003, Mr. Kasper received a personal loan of $500,000 from Skura Intercontinental Trading Company, which is secured by his assets. The interest rate of the loan is 3% and the term is 36 months. Mr. Kasper loaned these funds to use on terms identical to the terms he received.

      On March 17, 2005, our Board of Directors granted Mr. Kasper a warrant to purchase 3,000,000 shares of our common stock at a price of $0.14 in exchange for Mr. Kasper's guarantee of the loan to the Small Business Administration, his assumption of the obligation to U.S. Bank, N.A. and for providing security for the loan to Skura Intercontinental Trading Company.

ITEM 13. EXHIBITS

Exhibit No.    Description of Exhibit

3.1            Articles of Incorporation, as amended.(1)

3.2            Bylaws of NuTech Digital, Inc (1)

10.1 2001 NuTech Digital Inc. Equity Incentive Plan, as amended August 13, 2003.(4)

10.2           Letter of Intent between NuTech Digital, Inc. and Ritek Corp.
               dated as of August 6, 1996 (including Letter of Intent A). (1)

10.3 Promissory Note and Commercial Security Agreement memorializing Small Business Administration Loan between NuTech Digital, Inc. and Imperial Bank, SBA Department, dated as of July 12, 2000. (1)

10.4 Unconditional Guarantee signed by Lee Kasper in favor of Imperial Bank dated July 12, 2000. (1)

10.5 Lease Agreement between Kathy Schreiber, Todd Lorber and Hiroko ("Lessor") and NuTech Digital, Inc. ("Lessee") for the premises located at 7900 Gloria Avenue, Los Angeles, CA, dated as of March 10, 2001. (1)

10.6 Note Secured by Deed of Trust by and between Lee H. and Michelle Kasper and Skura Intercontinental Trading Company dated February 19, 2003. (2)

10.7 Deed of Trust dated February 19, 2003 by Lee H. Kasper and Michelle Kasper in favor of Skura Intercontinental Trading Company. (2)

10.8 Term Loan Agreement dated November 7, 2002 between Lee Kasper and U.S Bank, N.A. (2)

10.9 Addendum to Term Loan Agreement dated November 7, 2002 between U.S. Bank N.A. and Lee Kasper. (2)

10.10 Continuing Guaranty dated November 7, 2002 executed by NuTech Digital, Inc. in favor of U.S. Bank N.A. (2)

10.11 Business Security Agreement dated November 7, 2002 in favor of U.S. Bank N.A. and NuTech Digital, Inc. (2)

10.12 Article 9 Certificate dated November 7, 2002 and executed by Lee Kasper in favor of U.S. Bank N.A. (2)

10.13 Insurance Coverage for benefit of Bank dated November 7, 2002 and executed by NuTech Digital, Inc. in favor of U.S. Bank. N.A. (2)

10.14 Promissory Note in the amount of $60,000 dated September 18, 2003 in favor of Lee Kasper. (4)

10.15 Promissory Note in the amount of $300,000 dated September 2003 in favor of Lee Kasper. (4)

10.16 Promissory Note in the amount of $33,334 dated September 18, 2003 in favor of Brandon G. Kasper Trust, Lee Kasper, Trustee. (4)

10.17 Promissory Note in the amount of $33,333 dated September 18, 2003 in favor of Ryan S. Kasper Trust, Lee Kasper, Trustee. (4)

10.18 Promissory Note in the amount of $33,333 dated September 18, 2003 in favor of Jordan M. Kasper Trust, Lee Kasper, Trustee. (4)

10.19          Form of Common Stock Purchase Agreement. (4)

10.20          Form of Warrant. (4)

10.21          Warrant issued to Brighton Capital, Ltd.(4)

10.22          Amended and Restated NuTech Digital, Inc. 2003 Consultant Stock
               Plan. (4)

10.23 Consulting Agreement dated February 18, 2004 between NuTech Digital, Inc. and Redwood Consultants, LLC.(4)

10.24 Agreement dated February 4, 2004 between NuTech Digital, Inc. and Brighton Capital, Ltd.(4)

10.25 Agreement dated January 29, 2004 between NuTech Digital, Inc. and Lyons Capital, LLP.(4)

10.26 Agreement dated February 2, 2004 between NuTech Digital, Inc. and Sloan Securities Corp.(4)

10.27 Agreement dated December 4, 2003 between NuTech Digital, Inc. and Queenstone Financial Corp., including an amendment thereto dated February 22, 2004(4)

10.28          Option grant to Lee Kasper dated June 18, 2004.(5)

10.29          Option grant to Joseph Giarmo dated June 18, 2004.(5)

10.30          Option grant to Yegia Eli Aramyan dated June 18, 2004.(5)

10.31          Option grant to Joseph Giarmo dated September 1, 2004.(5)

14.            Code of Business Conduct and Ethics.(4)

23.            Consent of Farber & Hass, LLP.(5)

31.            Certification pursuant to Rule 13a-14(a) and 15d-14(a).(5)

32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(5)

(1) Incorporated by reference to the respective exhibits filed with registrant's Registration Statement on Form SB-2 (Commission File No. 333-88550).
(2) Incorporated by reference from the registrant's Form 10-KSB for the fiscal year ended December 31, 2002 filed on March 31, 2003, as amended on April 10, 2003.
(3) Incorporated by reference from the registrant's Form 8-K filed on October 15, 2002.
(4) Incorporated by reference from the registrant's Form 10-KSB for the fiscal year ended December 31, 2003 filed on March 24, 2004.
(5) Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2004 and December 31, 2003 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

                               December 31, 2004      December 31, 2003
                               -----------------      -----------------

(i)     Audit Fees                  $ 38,000               $ 32,500
(ii)    Audit Related Fees          $      0               $      0
(iii)   Tax Fees                    $      0               $      0
(iv)    All Other Fees              $      0               $      0

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized on this 8th day of April 2005.


                                       NUTECH DIGITAL, INC.

                                       By: /s/Lee Kasper
                                           -------------------------------------
                                           Lee Kasper,
                                           President, Chief Executive Officer
                                           and Chief Financial Officer


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                      Title                          Date
    ---------                      -----                          ----

/s/Lee Kasper             President, Chief Executive Officer,     April 8, 2005
----------------------    Chief Financial Officer and Director
Lee Kasper


/s/Joseph Giarmo          Vice-President, Director                April 8, 2005
------------------
Joseph Giarmo


/s/Yegia Eli Aramyan      Director                                April 8, 2005
--------------------
Yegia Eli Aramyan


/s/Jay S. Hergott         Director                                April 8, 2005
------------------
Jay S. Hergott

      REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM

      To the Board of Directors and Shareholders of

      NuTech Digital Inc.

      We have audited the accompanying balance sheet of NuTech Digital Inc. ("the Company") as of December 31, 2004 and the related statements of operations, stockholders' equity, and cash flows for each of the 2 years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004, and the results of its operations and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred significant operating losses and has negative working capital. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are described in Note 24. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

      /s/ Farber & Hass, LLP

      Camarillo, California

      February 28, 2005

                              NUTECH DIGITAL, INC.
                                  BALANCE SHEET
                                DECEMBER 31, 2004

--------------------------------------------------------------------------------

                                     ASSETS

CURRENT ASSETS
     Accounts receivable, net ..................................    $   360,188
     Inventories ...............................................        919,779
     Prepaid consulting, current portion .......................        193,533
     Prepaid expenses, current portion .........................         51,240
                                                                    -----------
           TOTAL CURRENT ASSETS ................................      1,524,740
                                                                    -----------

PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION ........      1,221,344
                                                                    -----------

OTHER ASSETS
     Prepaid royalties .........................................      3,273,033
     Prepaid production costs ..................................        679,890
     Prepaid consulting, long-term portion .....................         32,612
     Prepaid expenses, long-term portion .......................         12,054
     Deposits ..................................................          7,800
           TOTAL OTHER ASSETS ..................................      4,005,389
                                                                    -----------

           TOTAL ASSETS ........................................    $ 6,751,473
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Bank overdraft ............................................    $    42,733
     Accounts payable ..........................................      1,504,552
     Accrued liabilities .......................................        210,436
     Accrued interest ..........................................        121,711
     Capital leases payable, current portion ...................         11,713
     Loan payable, related party ...............................         53,745
     Notes payable, related party, current portion .............        276,653
     Notes payable, other, current portion .....................        426,206
     Convertible promissory note ...............................        137,566
                                                                    -----------
           TOTAL CURRENT LIABILITIES ...........................      2,785,315
                                                                    -----------

LONG-TERM LIABILITIES
     Notes payable, related parties, long-term portion .........         57,801
     Notes payable, other, long-term portion ...................        676,562
                                                                    -----------
           TOTAL LONG-TERM LIABILITIES .........................        734,363
                                                                    -----------

STOCKHOLDERS' EQUITY
     Preferred stock
           Authorized - 50,000,000 shares
           Issued and outstanding -0- shares ...................              0
     Common stock
           Authorized 100,000,000 shares, no par value
           Issued and outstanding - 21,880,944 shares ..........      5,046,769
     Accumulated (deficit) .....................................     (1,814,974)
                                                                    -----------
           TOTAL STOCKHOLDERS' EQUITY ..........................      3,231,795
                                                                    -----------

           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..........    $ 6,751,473
                                                                    ===========


   The accompanying notes are an integral part of these financial statements.

                              NUTECH DIGITAL, INC.
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

--------------------------------------------------------------------------------

                                                                               2004             2003
                                                                           ------------    ------------
SALES, NET .............................................................   $  4,180,576    $  3,745,297
COSTS OF SALES .........................................................      1,408,773       1,100,840
                                                                           ------------    ------------
     GROSS PROFIT ......................................................      2,771,803       2,644,457
                                                                           ------------    ------------

EXPENSES
     SELLING EXPENSES ..................................................        435,157         515,095
     CONSULTING FEES ...................................................        564,820         145,634
     GENERAL AND ADMINISTRATIVE EXPENSES ...............................      2,763,932       2,028,424
                                                                           ------------    ------------
     TOTAL EXPENSES ....................................................      3,763,909       2,689,153
                                                                           ------------    ------------
OPERATING (LOSS) .......................................................       (992,106)        (44,696)
                                                                           ------------    ------------

OTHER INCOME (EXPENSE)
   Interest expense ....................................................       (150,824)       (132,695)
   Cost recovery, KSS contract .........................................              0         320,394
   Recovery of bad debts ...............................................          8,260               0
   Litigation settlement on services not provided ......................         25,000               0
   Settlement on royalties .............................................       (125,000)              0
   Cancellation of debt ................................................              0         169,868
   Loss on disposal of asset ...........................................              0          (4,820)
                                                                           ------------    ------------

   TOTAL OTHER INCOME (EXPENSE)                                                (242,564)        352,747
                                                                           ------------    ------------

INCOME (LOSS) BEFORE CORPORATION INCOME TAXES                                (1,234,670)        308,051

CORPORATION INCOME TAXES ...............................................            800             800
                                                                           ------------    ------------
   NET INCOME (LOSS) ...................................................   $ (1,235,470)   $    307,251
                                                                           ============    ============

NET INCOME (LOSS) PER COMMON SHARE
       BASIC ...........................................................   $      (0.06)   $       0.03
                                                                           ============    ============
       DILUTED .........................................................   $      (0.06)   $       0.03
                                                                           ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
       BASIC ...........................................................     19,663,095      11,290,644
                                                                           ============    ============
       DILUTED .........................................................     19,663,095      12,068,727
                                                                           ============    ============

   The accompanying notes are an integral part of these financial statements.

                              NUTECH DIGITAL, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

--------------------------------------------------------------------------------

                                                    PREFERRED STOCK            COMMON STOCK
                                                  --------------------    ------------------------    ACCUMULATED
                                                  SHARES      AMOUNT        SHARES       AMOUNT         DEFICIT         TOTAL
                                                  ------   -----------    ----------   -----------    -----------    -----------
BALANCE, JANUARY 1, 2003                               0   $         0    10,380,169   $ 1,221,323    $  (886,755)   $   344,568

ISSUANCE OF COMMON STOCK FOR:

   SERVICES UNDER 2003 CONSULTANT STOCK
     PLAN                                              0             0     1,315,000       195,300              0        195,300

   OTHER SERVICES                                      0             0       603,079       121,666              0        121,666

   ACCOUNTS PAYABLE                                    0             0       210,000        83,125              0         83,125

   CASH -PRIVATE PLACEMENTS                            0             0       375,000       150,000              0        150,000

ALLOCATION OF OFFERING COST-PRIMARILY                  0             0             0      (499,012)             0       (499,012)
     LEGAL FEES

REDEEMABLE COMMON STOCK                                0             0             0       247,500              0        247,500

NET INCOME FOR THE YEAR ENDED
DECEMBER 31, 2003                                      0             0             0             0        307,251        307,251
                                             -----------   -----------   -----------   -----------    -----------    -----------
BALANCE, DECEMBER 31, 2003                             0             0    12,883,248     1,519,902       (579,504)       940,398

   The accompanying notes are an integral part of these financial statements.

                              NUTECH DIGITAL, INC.
                 STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

================================================================================

                                                    PREFERRED STOCK            COMMON STOCK
                                                  --------------------    ------------------------    ACCUMULATED
                                                  SHARES       AMOUNT        SHARES       AMOUNT         DEFICIT         TOTAL
                                                  ------    -----------    ----------   -----------    -----------    -----------
ISSUANCE OF COMMON STOCK FOR:

   CASH-PRIVATE PLACEMENTS                              0   $         0     5,875,000     2,252,000              0      2,252,000

   SERVICES AND PREPAID EXPENSES
     UNDER 2003 CONSULTANT STOCK PLAN                   0             0     1,082,223       587,436              0        587,436

   OTHER SERVICES AND PREPAID EXPENSES                  0             0     1,885,473       589,781              0        589,781

   CASH - OPTIONS EXERCISED UNDER THE
     2001 EQUITY INCENTIVE PLAN                         0             0       155,000        17,650              0         17,650

   TRANSFER OF REDEEMABLE COMMONSTOCK                   0             0             0        80,000              0         80,000

NET (LOSS) FOR YEAR ENDED DECEMBER 31, 2004             0             0             0             0     (1,235,470)    (1,235,470)
                                              -----------   -----------   -----------   -----------    -----------    -----------

BALANCE, DECEMBER 31, 2004                              0   $         0    21,880,944   $ 5,046,769    $(1,814,974)   $ 3,231,795
                                              ===========   ===========   ===========   ===========    ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                              NUTECH DIGITAL, INC.
                            STATEMENTS OF CASH FLOWS
                  FOR THE YEAR ENDED DECEMBER 31, 2004 AND 2003

================================================================================

                                                                                                 2004           2003
                                                                                                 ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss) ....................................................................   $(1,235,470)   $   307,251
   Adjustments to reconcile net income (loss) to net cash (used) by operating activities:
      Depreciation ......................................................................       354,234        316,649
      Cost recovery, KSS contract .......................................................             0       (320,394)
      Cancellation of debt ..............................................................             0       (169,868)
      Loss on disposal of asset .........................................................             0          4,820
      Provision for doubtful accounts ...................................................        15,000         31,665
      Provision for royalty losses ......................................................        10,000          5,000
      Issuance of common stock for services and consulting fees .........................       951,072        226,966
   Changes in operating assets and liabilities:
      Accounts receivable ...............................................................       100,503       (140,627)
      Other receivables .................................................................         3,250         (3,250)
      Corporation income tax refund .....................................................             0         40,669
      Inventories .......................................................................      (289,040)       238,812
      Reimbursable production costs .....................................................      (404,890)             0
      Prepaid royalties .................................................................    (1,722,591)      (178,475)
      Prepaid consulting ................................................................        44,000              0
      Prepaid expenses ..................................................................       (16,124)       (27,475)
      Accounts payable ..................................................................       851,478       (237,860)
      Accrued liabilities ...............................................................       151,828       (224,828)
      Accrued interest ..................................................................         8,301              0
                                                                                            -----------    -----------
NET CASH (USED) BY OPERATING ACTIVITIES .................................................    (1,178,449)      (130,945)
                                                                                            -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment ..................................................      (283,851)      (327,013)
                                                                                            -----------    -----------
NET CASH (USED) BY INVESTING ACTIVITIES .................................................      (283,851)      (327,013)
                                                                                            -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Bank overdraft .......................................................................        42,733              0
   Net proceeds from issuance of common stock - private placement .......................     2,252,000        150,000
   Net proceeds from the issuance of common stock - options exercised ...................        17,650              0
   Proceeds from notes payable, other ...................................................             0        900,000
   Proceeds from notes payable, related parties .........................................       208,766        900,000
   Repayments of notes payable, other ...................................................       (31,297)      (517,590)
   Repayment of notes payable, related parties ..........................................    (1,036,140)             0
   Changes in loans payable, officer ....................................................             0        (33,482)
   Payments on capital leases payable ...................................................       (22,239)       (19,380)
                                                                                            -----------    -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES ...............................................     1,431,473        479,548
                                                                                            -----------    -----------

NET INCREASE (DECREASE) IN CASH .........................................................       (30,827)        21,590

CASH BALANCE, AT BEGINNING OF PERIOD ....................................................        30,827          9,237
                                                                                            -----------    -----------
CASH BALANCE, AT END OF PERIOD ..........................................................   $         0    $    30,827
                                                                                            ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                              NUTECH DIGITAL, INC.

                  FOR THE YEAR ENDED DECEMBER 31, 2004 AND 2003

================================================================================


                                                                                     2004        2003
                                                                                     ----        ----
SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
CASH PAID DURING THE PERIOD FOR:
   Interest ..................................................................   $  142,523   $   65,869
                                                                                 ==========   ==========
   Taxes .....................................................................   $      800   $        0
                                                                                 ==========   ==========

NON-CASH INVESTING AND FINANCING ACTIVITIES
   Issuance of common stock for prepaid expenses, services and consulting fees   $1,177,217   $  295,966
                                                                                 ==========   ==========
   Cancellation of debt ......................................................   $        0   $  104,125
                                                                                 ==========   ==========
   Allocation of prepaid offering costs to common stock ......................   $        0   $  459,474
                                                                                 ==========   ==========


   The accompanying notes are an integral part of these financial statements.

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

--------------------------------------------------------------------------------

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

      BASIS OF PRESENTATION - GOING CONCERN

      The Company's financial statements have been prepared on an accrual basis of accounting, in conformity with accounting principles generally accepted in the United States of America. These principles contemplate the realization of assets and liquidation of liabilities in the normal course of business.

      These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The following factors raise substantial doubt as to the Company's ability to continue as a going concern:

            A. The Company has accumulated a deficit of $1,814,974 since inception.

            B.    The Company has a working capital deficit of $1,260,575.

            C. The Company has begun producing music concerts. To date, this segment of business has not generated substantial revenues.

      ACCOUNTS RECEIVABLE

      Accounts receivable are reported at the customers' outstanding balances less any allowance for doubtful accounts. Interest is not included on overdue accounts.

      ALLOWANCE FOR DOUBTFUL ACCOUNTS

      The allowance for doubtful accounts on accounts receivables is charged to income in amounts sufficient to maintain the allowance for doubtful accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers. Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired (bankruptcy, lack of contact, age, etc).

                              NUTECH DIGITAL, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2004

--------------------------------------------------------------------------------


NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      PREPAID ROYALTIES

      Royalty advances are stated at cost, less royalties accrued on the contracts and less an allowance for obsolescence of $15,000 at December 31, 2004.

      INVENTORIES

      Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. At December 31, 2004, the Company had $919,779 of completed DVDs and karaoke CDs

      PROPERTY AND EQUIPMENT

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


      PREPAID PRODUCTION COSTS

      Prepaid production costs are stated at cost, less accumulated amortization ($6,881 at December 31, 2004). The costs are amortized over the estimated useful life of the contracts, five to ten years, from the release date of the production. Estimated Amortization is as follows:

                           December 31, 2005                   $61,863
                           December 31, 2006                     70,900
                           December 31, 2007                     70,900
                           December 31, 2008                     70,900
                           December 31, 2009                     70,900
                           Therafter                             139,776
                                                                 -------
                                                                $485,239

                              NUTECH DIGITAL, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2004

--------------------------------------------------------------------------------

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

      DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

      The Company has financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at December 31, 2004 as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

      Basic and diluted net loss per share has been computed by dividing net loss by the weighted average number of common shares outstanding during the fiscal year. At December 31, 2004 and 2003, the Company had stock options, warrants and convertible promissory notes outstanding that could potentially be exercised into 21,562,487 and 2,730,000 additional common shares

                 Net (loss) from continuing operations:
                   As reported                                                  $ (1,235,470)
                   Proforma                                                     $ (1,923,917)

                 Income (Loss) per share attributable to common stock
                   As reported - basic and diluted                              $      (0.06)
                   Proforma - basic and diluted                                 $      (0.10)

                              NUTECH DIGITAL, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2004

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

      STOCK BASED COMPENSATION

      The Company accounts for its stock option plan using the fair value based method of accounting, under which compensation expense has been recognized for stock option awards granted. For purposes of pro forma disclosures under FAS 123, Accounting for Stock-Based Compensation, as amended by FAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure, the estimated fair value of the stock options is amortized to compensation expense over the options' vesting period. No pro forma disclosures have been made since the fair value based method has been applied to all outstanding and unvested awards in each period.

      The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options and warrants have characteristics different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of such stock options.

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

      SHIPPING AND HANDLING COSTS

      The Company's policy is to classify shipping and handling costs as part of selling, general and administrative costs in the statements of operations. These costs for the years ended December 31, 2004 and 2003 amounted to $78,149 and $68,003, respectively.

      SEGMENT INFORMATION

      The Company sells its products primarily to retail stores and distributors. Approximately 3% of the Company's revenues in 2004 and 2003, respectively, were to customers outside of the United States of America with no specific concentration.

      RECENTLY-ISSUED ACCOUNTING PRONOUNCEMENTS

      In November 2004, the FASB issued SFAS No. 151, "Inventory Costs-an amendment of ARB. No. 43, Chapter 4". This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "... under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period  charges...."
      This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.

      In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB statements no. 66 and 67". This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2.

      In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary assets - an amendment of APB Opinion No. 29". This Statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.

      In December 2004, the FASB issued SFAS No. 123R, "Share Based Payment". This Statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers' Accounting for Employee Stock Ownership Plans. This statement will require the Company to recognize the fair value of employee services received in exchange for awards of equity instruments in current earnings. The Company will adopt this pronouncement January 1, 2006, as required.

      RECLASSIFICATIONS

      Certain  2003  amounts   have  been   reclassified   to  conform  to  2004
      presentations.

NOTE 2 ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

      A summary of accounts receivable and allowance for doubtful accounts is as follows:

                  Accounts receivable               $ 400,188

                  Allowance for doubtful accounts     (40,000)
                                                    ---------

                  Net accounts receivable           $ 360,188
                                                    =========

      At December 31, 2004, one customer owed the Company $172,000, which was 48 % of total accounts receivable.

      Allowance for doubtful accounts:

                     Balance, January 1, 2004     $ 46,733

                     Reduction in allowance        (21,733)

                     Addition to allowance          15,000
                                                  --------

                     Balance, December 31, 2004   $ 40,000
                                                  ========

NOTE 3 MAJOR CUSTOMERS

      For the years ended December 31, 2004 and 2003, the Company had one customer that accounted for 17% and 14% of total revenue, respectively.

                              NUTECH DIGITAL, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2004

--------------------------------------------------------------------------------

NOTE 4 PREPAID PRODUCTION COSTS

      The Company has entered into various production contracts with certain performance artists to produce the following events which will enable it to receive royalties on future DVD sales from the contracts: In connection with filing of these events, the Company has incurred a total of $686,771 in production costs.

      J.T. Productions, Inc.

      NuTech produced a motion picture in a high-definition format of a live concert performance by Jessica Simpson at the Universal Amphitheatre in Universal City, California on July 30, 2004. NuTech has incurred a total of $194,650 in production costs at December 31, 2004 in connection with this concert. After Sony Music receives a total of $400,000 as a recoupment of their incurred production costs, NuTech shall be entitled to 100% of royalties paid by Sony thereafter until such royalties equal the sum of the all production costs incurred by NuTech. After the required costs are repaid to NuTech and Sony Music, Nutech is entitled to receive a 10% royalty from the net sales revenue of the concert film, as defined in the contract. This contract has a 5 year term.

      Ol' Dirty Bastard

      NuTech  entered into an agreement  and had a film  produced by  Juggernaut
      Media, LLC (the "Producer") of a live concert by Ol' Dirty Bastard on March 16, 2004 in New Haven, Connecticut. NuTech is the owner of the rights to this live concert video. Nutech has incurred a total of $275,240 in production costs at December 31, 2004 in connection with this concert. NuTech is entitled to keep all revenues earned as a result of the license or sale of this concert video until their production costs have been recouped in full. After that event, NuTech will pay a 30% royalty from all revenues earned from the license or sale of the concert video to the Producer. The Producer is guaranteed a minimum royalty of $2 per unit on the wholesale sale of all DVDs sold. In addition, Nutech is entitled a distribution fee of 25% of gross revenues, prior to the calculation of royalties. This contract has a 10 year term.

      Macy Gray Touring, Inc.

      NuTech produced a motion picture of a live concert performance by Macy Gray in Las Vegas, Nevada in November 2004. Nutech has incurred a total of $216,881 in production costs at December 31, 2004 in connection with this concert. Nutech borrowed $407,797 from Queenstone Financial Corporation (see Note 7) in connection with this production agreement. NuTech is entitled to receive $150,000 from the first sales proceeds of the motion picture in order to recoup prepaid royalty costs (see Note 5). After NuTech recoups $150,000, Queenstone Financial Corporation will receive 100% of all motion picture revenues paid to NuTech until Queenstone recovers the sum of $407,797 loaned to NuTech. Thereafter NuTech is obligated to pay a 15% royalty to Queenstone on all motion picure gross revenue. The agreement expires on December 31, 2011.

NOTE 5 PREPAID ROYALTIES

      The Company has acquired the licensing, manufacturing and distribution rights to a total of 47 various movie titles. In connection with these agreements, the Company has prepaid various amounts of non-refundable royalties to the movie title owners in the total amount of $4,402,410. The Company recognizes a royalty expense of 20% - 30% of the net sales proceeds when the related sale is recognized. Royalty expenses for the year ended December 31, 2004 and 2003 were $389,101 and $305,160, respectively. The royalties expire at various dates thru February 28, 2010.

                              NUTECH DIGITAL, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2004

--------------------------------------------------------------------------------

NOTE 6 PROPERTY AND EQUIPMENT

      Property and equipment and accumulated depreciation consists of:

                Completed masters                     $4,073,823
                Masters in process                           240
                Office furniture and equipment           111,179
                Computer equipment                       197,194
                Computer software                         48,801
                Warehouse equipment                      121,850
                Trade show equipment                      25,855
                Leasehold improvements                   112,041
                                                      ----------
                                                       4,690,983

                Less accumulated depreciation          3,469,639
                                                      ----------

                                                      $1,221,344
                                                      ==========

NOTE 7 ACCOUNTS PAYABLE

      A summary of the accounts payable at December 31, 2004 is as follows:

                 U-Tech Media Corp.                 $  227,471
                 Ken Groove                            196,000
                 Warner/Chapell Music, Inc.            125,000
                 Queenstone Financial Corporation      407,797
                 Other                                 548,284
                                                    ----------

                                                    $1,504,552
                                                    ==========

NOTE 8 MAJOR SUPPLIERS

      For the year ended December 31, 2004 and 2003, the Company had two suppliers, whose purchases exceeded 10% of total inventory purchases(2004
      - 86% and 13%; 2003 - 42%).

NOTE 9 INCOME TAXES

      PROVISION

      The provision for income taxes for the year ended December 31, 2004 represents primarily California franchise taxes and consists of the following:

                                        2004               2003
                                        ----               ----

                  Current               $800              $800

                  Deferred              $  0              $  0

                              NUTECH DIGITAL, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2004

--------------------------------------------------------------------------------

NOTE 9 INCOME TAXES (CONTINUED)

      DEFERRED TAX COMPONENTS

      Significant components of the Company's deferred tax assets are as follows at December 31, 2004:

                   Net operating loss carryforwards                $605,300
                   Timing difference for expense deductions          33,900
                                                                   --------
                                                                    639,200

                   Less valuation allowance                         639,200
                                                                   --------

                   Net deferred tax assets                         $      0
                                                                   ========

                   Summary of valuation allowance:

                   Balance, January 1, 2004                        $277,800
                   Increase for the year ended December 31, 2004    361,400
                                                                   --------

                   Balance, December 31, 2004                      $639,200
                                                                   ========

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

      NET OPERATING LOSS CARRYFORWARDS

      The Company has the following net operating loss carryforwards:

       YEAR OF LOSS                 EXPIRATION DATE

    December 31, 2003              December 31, 2023              $  653,358

    December 31, 2004              December 31, 2024               1,126,712
                                                                  ----------
                                                                  $1,780,070
                                                                  ==========

NOTE 10 CAPITAL LEASES PAYABLE

      The Company has two capital leases for computer hardware and software. The leases are for 36 months with monthly rentals of $2,353 plus taxes, including interest at 13.2% and 14.2%. Future minimum lease payments on the lease are as follows:

      December 31, 2004                                           $18,082
      Less amount representing interest                             6,369
                                                                  -------

      Present value of future minimum lease payments               11,713
      Less current portion                                         11,713
                                                                  -------

      Long-term portion                                           $     0
                                                                  =======

                              NUTECH DIGITAL, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2004

--------------------------------------------------------------------------------

NOTE 11 LOANS PAYABLE, RELATED PARTY

      Loans payable relating to related parties include the following:

                                                                                                       CURRENT
                                                                                         TOTAL         PORTION
                                                                                         -----         -------
                  LEE KASPER (PRESIDENT OF THE COMPANY)

                  Mr. Kasper routinely provides the Company with advances and debt payments as necessary. The loan is due upon demand and bears interest at 10% per annum. The principal balance at
                  December 31, 2004 is:                                                 $53,745        $53,745
                                                                                        =======        =======

                              NUTECH DIGITAL, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2004

--------------------------------------------------------------------------------

NOTE 12 NOTES PAYABLE, RELATED PARTY

      Loans payable relating to related parties include the following:

                                                                                                           CURRENT
                                                                                            TOTAL          PORTION
                                                                                            ------         -------
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

                        3.   Interest - 8.00% at December 31, 2004.

                        4. Twenty-nine monthly principal payments of $21,333, plus accrued interest beginning December 15, 2002, plus a final payment equal to all unpaid principal on May 15, 2005, the maturity date.

                        5.   Principal balance at December 31, 2004 is:                   $ 106,675       $106,675

                        LEE KASPER (PRESIDENT OF THE COMPANY)

                        On February 19, 2003, Mr. Kasper received a $500,000 loan from Skura Intercontinental Trading Company and loaned the $500,000 proceeds to the Company. The terms of the loan are the same as the terms of the loan from Skura Intercontinental Trading Company to Mr. Kasper as follows:

                        1.   The loan  is  secured  by  a  deed  of  truston Mr.
                             Kasper's personal residence.

                        2.   Interest - 3%.

                        3.   Thirty-six   monthly   payments  of  principal  and
                             interest in the amount of $14,541.

                        4.   Principal balance at December 31, 2004 is:                     227,779        169,978
                                                                                          ---------       --------
                                                                                          $ 334,454       $276,653
                                                                                          =========       ========

                              NUTECH DIGITAL, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2004

--------------------------------------------------------------------------------

NOTE 12 NOTES PAYABLE, RELATED PARTY (CONTINUED)

      Minimum principal payments on the foregoing notes payable are as follows:

                    December 31, 2005              $276,653
                    December 31, 2006                57,801
                                                   --------

                                                   $334,454
                                                   ========


      In 2004, the Company repaid the following related party debt: [should = $334,454 above]

                                                   Brandon, Ryan
                                                    and Jordan
                                   Lee Kasper      Kasper Trusts     Joe Giarmo        Total
                                   -----------     -------------     -----------       -----
Balance, January 1, 2004           $ 1,105,933     $   100,000     $    42,250     $ 1,248,183
Additional loans to the Company         14,040               0               0          14,040
Repayment of loans                    (785,519)       (100,000)        (42,250)       (927,769)
                                   -----------     -----------     -----------     -----------
Balance, December 31, 2004         $   334,454     $         0     $         0     $   334,454
                                   ===========     ===========     ===========     ===========

NOTE 13 NOTES PAYABLE, OTHER

                                                                                                            CURRENT
                                                                                          TOTAL             PORTION
                                                                                          -----             -------
                        RITEK CORP

                        In August,  1998,  the Company  received a $400,000 loan
                        from Ritek Corp.  The loan accrues  interest at 8.5% per
                        annum and entitles  Ritek Corp.  to 50% ownership in the
                        licensing  rights  in the  Shadoan  DVD  Game.  The loan
                        requires monthly payments of interest and principal with
                        the agreement that the total loan and interest was to be
                        paid on June 10, 1999.  If the loan was not paid on that
                        date,  then Ritek  would  become  100% owner and license
                        holder of the Title "Shadoan" should the Company fail to
                        make payment within 10 days of notice of default.  As of
                        December  31,  2004,  Ritek  has not  issued  notice  of
                        default.                                                        $ 400,000           $400,000

                        SMALL BUSINESS ADMINISTRATION AND COMERICA BANK LOAN

                        On July 12, 2000, the Company  received a $900,000 Small
                        Business   Administration   loan  with   Comerica   Bank
                        participation.  The loan  requires  monthly  payments of
                        $6,414, including interest at 2% over prime. The loan is
                        secured  by all  assets  of the  Company  and the  major
                        stockholder's  personal residence and personal guaranty.
                        The loan  matures on July 14, 2018.  Effective  interest
                        rate at December 31, 2004 was 7.25%.                              702,768             26,206
                                                                                       ----------          ---------
                                                                                       $1,102,768          $ 426,206
                                                                                       ==========          =========

                              NUTECH DIGITAL, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2004

--------------------------------------------------------------------------------

NOTE 13 NOTES PAYABLE, OTHER (CONTINUED)

      Future minimum principal payments on the notes payable to others are as follows:

                   December 31, 2005              $  426,206

                   December 31, 2006                  26,206

                   December 31, 2007                  26,206

                   December 31, 2008                  26,206

                   Thereafter                        597,944
                                                  ----------
                                                  $1,102,768
                                                  ==========



NOTE 14 CONVERTIBLE PROMISSORY NOTES

      The Company issued two convertible promissory notes totaling $137,566. The notes can be converted after July 7, 2004 into common stock of the Company at a conversion price of $0.25 per share (550,264 total shares). The notes are unsecured and bear interest at the minimum rate permitted by the IRS (4.0% @ December 31, 2004).

NOTE 15 ADVERTISING

      The Company expenses all advertising as incurred. Advertising expenses for the year ended December 31, 2004 and 2003 were $7,306 and $5,611, respectively.

NOTE 16 REAL ESTATE LEASE

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

      As of December 31, 2004, future minimum lease payments excluding operating expenses are as follows:

                    December 31, 2005              $ 96,312

                    December 31, 2006                56,182
                                                   --------

                                                   $152,494
                                                   ========


      The rent expense for the years ended December 31, 2004 and 2003 was $109,342 and $109,471, respectively.

                              NUTECH DIGITAL, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2004

--------------------------------------------------------------------------------

NOTE 17 INCENTIVE STOCK OPTIONS

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

      A summary of the option activity for the year ended December 31, 2004, pursuant to the terms of the plan is as follows:

                                                                                             WEIGHTED
                                                                       SHARES                 VERAGE
                                                                        UNDER                EXERCISE
                                                                       OPTION                 PRICE
                                                                       ------                --------
Options outstanding at January 1, 2004                               2,610,000               $   0.34

    Granted                                                          1,020,000                   0.19

    Exercised                                                         (155,000)                  0.15

    Cancelled and expired                                             (760,000)                  0.83
                                                                    ----------               --------

Options outstanding at December 31, 2004                             2,715,000               $   0.59
                                                                    ==========               ========

 2,700,000 shares are exercisable at December 31, 2004

                              NUTECH DIGITAL, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2004

--------------------------------------------------------------------------------

NOTE 17 INCENTIVE STOCK OPTIONS (CONTINUED)

      Information regarding stock options outstanding as of December 31, 2004 is as follows:

  Price range                                              $ 0.11 - $ 0.66
  Weighted average exercise price                          $ 0.59
  Weighted average remaining contractual life              7 years, 10 months
  Options exercised
      Price range                                          $ 0.11 - $ 0.12
      Shares                                               155,000
      Weighted average exercise price                      $ 0.15

NOTE 18 ADDITIONAL STOCK OPTIONS

      The Company, from time to time, grants stock options approved by the Board of Directors to employees as incentives and awards outside of the NuTech Digital, Inc. 2001 Equity Incentive Plan. The stock options grants have been approved by stockholders.

      On June 18, 2004, Lee Kasper was granted an option to purchase 2,000,000 shares of common stock at a price of $0.385 per share, 110% of the fair market value on the date of grant. The term of the option is five years. Mr. Kasper will have the right to purchase 1,000,000 shares if the Company earns at least $2,000,000 in any calendar quarter during the 2004 fiscal year. Mr. Kasper's right to purchase an additional 500,000 shares will vest if the Company earns at least $5,000,000 in revenues during the 2004 fiscal year. The right to purchase 500,000 shares will vest if the Company successfully produces at least two major music concerts during the 2004 fiscal year. A major music concert is defined as a concert having a production budget that is no less that $250,000. The Company has successfully produced two major music concerts during the 2004 fiscal year.

      On June 18, 2004, Joseph Giarmo was granted an option to purchase 300,000 shares of common stock at a price of $0.35 per share, the fair market value on the date of grant. The term of the option is ten years. The right to purchase 150,000 shares vest immediately, in recognition of Mr. Giarmo's efforts in filming our first music concert. Mr. Giarmo will have the right to purchase 50,000 shares if the Company earns at least $2,000,000 in any calendar quarter during the 2004 fiscal year. Mr. Giarmo's right to purchase an additional 50,000 shares will vest if the Company earns at least $5,000,000 in revenues during the 2004 fiscal year. The right to purchase 50,000 shares will vest if the Company successfully produces at least two major music concerts during the 2004 fiscal year. A major music concert is defined as a concert having a production budget that is no less that $250,000. The Company has successfully produced two major music concerts during the 2004 fiscal year.

      On June 18, 2004, Yegia Eli Aramyan was granted an option to purchase 100,000 shares of common stock at a price of $0.35 per share, the fair market value on the date of grant. The term of the option is ten years. The right to purchase 25,000 shares vest immediately, in recognition of Mr. Aramyan's past service to the Company. The right to purchase the remaning 75,000 shares vests over a three year period, 25,000 shares per year, on the anniversary date of the date of grant.

      On September 1, 2004, Joseph Giarmo was granted an option to purchase 1,000,000 shares of common stock at a price of $0.26 per share, the fair market value on the date of grant. The term of the option is ten years. The right to purchase 500,000 shares vested on the date of grant while the right to purchase the remaining 500,000 shares vested on October 1, 2004.

                              NUTECH DIGITAL, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2004

--------------------------------------------------------------------------------

NOTE 18 ADDITIONAL STOCK OPTIONS (CONTINUED)

      On September 1, 2004, Jay Hergott was granted an option to purchase 40,000 shares of common stock at a price of $0.26 per share, the fair market value on the date of grant. The term of the option is ten years. The option vested immediately.

NOTE 19 COMMON STOCK PURCHASE WARRANTS

      On February 18, 2004, the Company issued a series of three warrants to acquire up to 100,000 shares of common stock each at the exercise price of $1.15, $1.50 and $1.80 per share, respectively, for consulting fees. The warrants expire on February 18, 2006, are fully vested. On August 23, 2004, the warrants were cancelled by mutual agreement of the Company and the consultant.

      On February 24, 2004, the Company issued warrants to acquire up to 12,500,000 shares of common stock at the exercise price of $0.75 in agreement with a private offering on the same date. The warrants expire on February 24, 2014 and are fully vested.

      The following table summarizes information about fixed stock warrants outstanding at December 31, 2004:

                 DATE          NUMBER OF SHARES     TERM      EXERCISE PRICE
                 ----          ----------------     ----      --------------
           February 24, 2004      12,500,000      10 years      $   0.75
                                  ----------

NOTE 20 2003 CONSULTANT STOCK PLAN

      In July 2003, the Company adopted the 2003 Consultant Stock Plan and reserved 5,000,000 shares of common stock for issuance to consultants for the Company. The purpose of the plan is to advance the interests of the Company by helping the Company obtain and retain the services of persons providing consulting service upon whose judgment, initiative, efforts and/or service the Company is substantially dependent, by offering to or providing those persons with incentives or inducements affording such persons an opportunity to become owners of common stock in the Company. The plan term is for ten years and the shares are issued at the fair market value on the date the shares are awarded.

      The following is a summary of the shares covered by the plan as of December 31, 2004:

Total shares authorized                                                           5,000,000

Shares issued during the year ended December 31, 2003 ($0.12 - $1.20 per share)   1,315,000

Shares issued during the year ended December 31, 2004 ($0.24 - $1.20 per share)   1,082,223
                                                                                  ---------

Shares available for future issuance                                              2,602,777
                                                                                  =========

NOTE 21 LITIGATION

      In July 2003 we initiated an arbitration proceeding against Roan Meyers Associates LP before the National Association of Securities Dealers in connection with $35,000 we paid to Roan Meyers Associates for services that we allege were never provided. The parties settled the claims on June 10, 2004 and the Company received a $25,000 payment from Roan Meyers in settlement.

      In December 2004, the Company settled a dispute with Warner/Chappell Music, Inc., ("Warner/Chappell"). Warner/Chappell alleged the Company manufactured, distributed and sold compact disks containing certain musical compositions controlled, in whole or in part, by Warner/Chappell, these compact disks are used in karaoke and/or similar sing-along devices and accompanying software, without the prior authorization of Warner/Chappell. The Company agreed to pay $125,000 over the next twelve months in full settlement of the dispute.

NOTE 22 4TH QUARTER INTERIM RESULTS OF OPERATIONS (UNAUDITED)

    Sales                                                         $ 502,705

    Costs of sales                                                  206,307
                                                                  ---------

    Gross profit                                                    296,398

    Selling, general and administrative expenses                    752,332
                                                                  ---------

    Operating (loss)                                               (455,934)

    Interest expense                                                 46,478

    Other income (expense)                                         (127,843)
                                                                  ---------

    (Loss) before corporation income taxes                         (630,255)

    Corporation income taxes                                              0
                                                                  ---------

    Net (loss)                                                    $(630,255)
                                                                  =========

                              NUTECH DIGITAL, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2004

--------------------------------------------------------------------------------


NOTE 23 BUSINESS SEGMENTS

      FASB Statement No.131 "Disclosures About Segments of an Enterprise and Related Information," requires companies to provide certain information about their operating segments. The Company has two operating segments: revenues derived from purchasing licensing rights to entertainment products and revenue from the sales derived from product of live concerts.

      Summarized financial information concerning the Company's reportable segments is shown on the following table:


                                    PURCHASING     PRODUCTION OF
     2004                            LICENSES      LIVE CONCERTS       TOTAL
     ----                            --------      -------------       -----
Sales, net                        $ 4,122,859      $    57,717     $ 4,180,576
Operating income (loss)            (1,036,176)          44,070        (992,106)
Total assets                        6,071,583          679,890       6,751,473
Depreciation and amortization         354,234                0         354,234
Capital expenditures                  283,851                0         283,851


                                    PURCHASING     PRODUCTION OF
     2003                            LICENSES      LIVE CONCERTS       TOTAL
     ----                            --------      -------------       -----
Sales, net                        $ 3,745,297      $         0     $ 3,745,297
Operating income (loss)               (44,696)               0         (44,696)
Total assets                        4,366,646                0       4,366,646
Depreciation and amortization         316,649                0         316,649
Capital expenditures                  327,013                0         327,013


NOTE 24 MANAGEMENT PLANS

      Management's plans to eliminate the going concern situation include, but are not limited to:

            A. Reduce legal, consulting and public relation expenses through the approval and acceptance of contracts with these professional that place a limit on the amount of expenses the Company will incur for their services.

            B. The release of the Company's first live music concert DVD occurred in November of 2004. It is anticipated that this, along with two additional DVDs scheduled for release in the first quarter of 2005, will increase the revenue stream from this business segment.

            C. Management is presently negotiating with additional major artists for exclusive rights to produce and distribute their live music concerts worldwide.