Form 10QSB
period 2005-03-31
NUTECH DIGITAL INC
filed 2005-05-16
CIK 1144347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2005

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

Check whether the issuer (1) filed all documents and reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The registrant had 22,330,494 shares of common stock, no par value, issued and outstanding as of May 6, 2005.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

NuTECH DIGITAL, INC.

NUTECH DIGITAL, INC.
BALANCE SHEET
MARCH 31, 2005
(UNAUDITED)

ASSETS
CURRENT ASSETS
Cash	$121,603
Accounts receivable, net	704,067
Inventories	547,492
Prepaid expenses, current portion	28,271
TOTAL CURRENT ASSETS	1,402,433
PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION	1,133,535
OTHER ASSETS
Prepaid royalties	3,273,033
Prepaid production costs	689,548
Prepaid expenses, long-term portion	11,107
Deposits	7,800
TOTAL OTHER ASSETS	3,981,488
TOTAL ASSETS	$6,516,456
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,650,348
Accrued liabilities	370,316
Accrued interest	132,953
Capital leases payable, current portion	6,626
Loan payable, related party	18,727
Notes payable, related party, current portion	213,933
Notes payable, other, current portion	423,769
Convertible promissory note	137,566
TOTAL CURRENT LIABILITIES	2,954,238
LONG-TERM LIABILITIES
Notes payable, related parties, long-term portion	14,504
Notes payable, other, long-term portion	673,330
TOTAL LONG-TERM LIABILITIES	687,834
STOCKHOLDERS’ EQUITY
Preferred stock
Authorized - 50,000,000 shares
Issued and outstanding -0- shares	0
Common stock
Authorized 100,000,000 shares, no par value
Issued and outstanding - 22,030,494 shares	5,079,769
Unamortized cost of stock issued for services	(203,984)
Accumulated (deficit)	(2,001,401)
TOTAL STOCKHOLDERS’ EQUITY	2,874,384
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,516,456

The accompanying notes are an integral part of these financial statements.

NUTECH DIGITAL, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(UNAUDITED)

	2005	2004
SALES
PRODUCTS	$908,475	$1,031,516
LICENSING AGREEMENTS	191,067	0
TOTAL SALES	1,099,542	1,031,516
COST OF SALES	426,292	146,573
GROSS PROFIT	673,250	884,943
EXPENSES
SELLING EXPENSES	175,504	101,519
CONSULTING FEES	64,514	117,467
GENERAL AND ADMINISTRATIVE EXPENSES	589,416	758,317
TOTAL EXPENSES	829,434	977,303
OPERATING (LOSS)	(156,184)	(92,360)
OTHER INCOME (EXPENSE)
Interest expense	(29,443)	(40,525)
Recovery of bad debts	0	8,260
TOTAL OTHER (EXPENSE)	(29,443)	(32,265)
(LOSS) BEFORE CORPORATION INCOME TAXES	(185,627)	(124,625)
CORPORATION INCOME TAXES	800	0
NET (LOSS)	$(186,427)	$(124,625)
NET (LOSS) PER COMMON SHARE BASIC AND DILUTED	$(0.01)	$(0.01)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING BASIC AND DILUTED	21,950,494	15,074,915

The accompanying notes are an integral part of these financial statement

NUTECH DIGITAL, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(UNAUDITED)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(186,427)	$(124,625)
Adjustments to reconcile net (loss) to net cash provided (used) by operating activities:
Depreciation	87,809	88,183
Provision for doubtful accounts	0	(31,733)
Issuance of common stock for services and consulting fees	3,298	502,681
Changes in operating assets and liabilities:
Accounts receivable	(343,879)	(207,996)
Other receivables	0	(18,250)
Inventories	372,287	(51,710)
Reimbursable production costs	(9,658)	0
Prepaid royalties	0	(749,540)
Prepaid consulting	51,863	0
Prepaid expenses	23,916	(231,215)
Accounts payable	145,796	(38,089)
Accrued liabilities	159,880	60,137
Accrued interest	11,242	(18,686)
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	316,127	(820,843)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	0	(269,325)

NET CASH (USED) BY INVESTING ACTIVITIES	0	(269,325)
CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	(42,733)	0
Net proceeds from issuance of common stock - private placement	0	2,259,725
Repayments of notes payable, other	(5,669)	(5,026)
Repayment of notes payable, related parties	(141,035)	(531,041)
Payments on capital leases payable	(5,087)	(5,572)

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(194,524)	1,718,086
NET INCREASE IN CASH	121,603	627,918
CASH BALANCE, AT BEGINNING OF PERIOD	0	30,827
CASH BALANCE, AT END OF PERIOD	$121,603	$658,745

The accompanying notes are an integral part of these financial statements.

NUTECH DIGITAL, INC.
STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(UNAUDITED)

	2005	2004
SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
CASH PAID DURING THE PERIOD FOR:
Interest	$14,144	$43,991
Taxes	$0	$0
NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for services and consulting fees	$33,000	$843,768

The accompanying notes are an integral part of these financial statements.

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
NuTech Digital, Inc. is engaged in the business of licensing and distributing general entertainment products, most of which are made available through digital versatile discs, commonly known as DVDs. Our products include Japanese anime, late night programming, and children's animated films. We own more than 600 exclusive DVD titles and a growing library of high definition music concerts. We have also recently begun producing popular music concerts for distribution. Our products are principally sold through retail stores, the Internet, and wholesale distributors. In January 2004 we implemented a digital rights management technology affording us the ability to offer our products on demand over the Internet. Our digital rights management technology allows our products and programming to be accessed via secure downloads and included in online subscription services. We also facilitate authoring services to content providers in the entertainment industry.

Basis of Presentation - Going Concern
The Company’s financial statements have been prepared on an accrual basis of accounting, in conformity with accounting principles generally accepted in the United States of America. These principles contemplate the realization of assets and liquidation of liabilities in the normal course of business.

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The following factors raise uncertainty as to the Company’s ability to continue as a going concern:

The Company has accumulated a deficit of $2,001,401 since inception.
The Company has a working capital deficit of $1,552,805.
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

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Prepaid Royalties
Royalty advances are stated at cost, less royalties accrued on the contracts and less an allowance for obsolescence of $15,000 at March 31, 2005.

Inventories
Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. At March 31, 2005, the Company had $547,492 of completed DVDs and karaoke CDs

Property and Equipment
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

Prepaid Production Costs
Prepaid production costs are stated at cost, less accumulated amortization of $13,763. The costs are amortized over the estimated useful life of the contracts, five to ten years, from the release date of the production.

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

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition - Product Sales
The Company recognizes revenue from product sales when we ship the product to the customer. Sales are recorded net of sales returns and discounts. The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.”

Revenue Recognition - Licensing Agreements
The Company recognizes revenue from licensing agreements when the licensing agreement is executed, the film is complete, the license period of the agreement has begun, the licensing fee is determinable and collection of the licensing fee is reasonably assured. The Company recognizes revenue in accordance with Statement of Position 00-2, “Accounting by Producers or Distributors of Films.”

Disclosure About Fair Value of Financial Instruments
The Company has financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at March 31, 2005 as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

Basic and diluted net loss per share has been computed by dividing net loss by the weighted average number of common shares outstanding during the fiscal year. At March 31, 2005 and 2004, the Company had stock options, warrants and convertible promissory notes outstanding that could potentially be exercised into 17,380,264 and 15,738,710 additional common shares.
Net (loss) from continuing operations:
As reported	$(186,427)
Proforma	$(272,014)
Income (Loss) per share attributable to common stock
As reported - basic and diluted	$(0.01)
Proforma - basic and diluted	$(0.01)

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

Stock based Compensation
As permitted by FAS 123, as amended, the company accounts for stock options issued to employees using the intrinsic value method as prescribed by APB 25. Under this method no expenses is recognized for options issued with an exercise price equal to or greater than the market price of the stock on the date of grant. Expense for options or warrants issued to non-employees is recorded in the financial statements at estimated fair value. For options issued to employees, the Company is subject to proforma disclosures based on the estimated fair value of options issued.

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

Shipping and Handling Costs
The Company’s policy is to classify shipping and handling costs as part of selling, general and administrative costs in the statements of operations. These costs for the three months ended March 31, 2005 and 2004 amounted to $14,584 and $17,105, respectively.

Segment Information
The Company sells its products primarily to retail stores and distributors. Approximately 1% of the Company’s revenues in 2005 and 2004, respectively, were to customers outside of the United States of America with no specific concentration.

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently-Issued Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs-an amendment of ARB. No. 43, Chapter 4”. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “… under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges….” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.

In December 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB statements no. 66 and 67”. This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary assets - an amendment of APB Opinion No. 29”. This Statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.

In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment”. This Statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently-Issued Accounting Pronouncements (Continued)
This Statement does not the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans. This statement will require the Company to recognize the fair value of employee services received in exchange for awards of equity instruments in current earnings. The Company will adopt this pronouncement January 1, 2006, as required.
Reclassifications
Certain 2004 amounts have been reclassified to conform to 2005 presentations.

NOTE 2 ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

A summary of accounts receivable and allowance for doubtful accounts is as follows:

Accounts receivable	$744,067
Allowance for doubtful accounts	(40,000)
Net accounts receivable	$704,067

At March 31, 2005, two customers owed the Company $190,567 and $92,000, which was 27% and 13% of total accounts receivable.

NOTE 3 MAJOR CUSTOMERS

For the three months ended March 31, 2005, the Company had one customer that accounted for 17% of total revenue.

NOTE 4 PREPAID PRODUCTION COSTS

The Company has entered into various production contracts with certain performance artists to produce the following events which will enable it to receive royalties on future DVD sales from the contracts: In connection with filming of these events, the Company has incurred a total of $703,311 in production costs.

J.T. Productions, Inc.
NuTech produced a motion picture in a high-definition format of a live concert performance by Jessica Simpson at the Universal Amphitheatre in Universal City, California on July 30, 2004. NuTech has incurred a total of $194,650 in production costs at March 31, 2005 in connection with this concert. After Sony Music receives a total of $400,000 as a recoupment of their incurred production costs, NuTech shall be entitled to 100% of royalties paid by Sony thereafter until such royalties equal the sum of the all production costs incurred by NuTech. After the required costs are repaid to NuTech and Sony Music, Nutech is entitled to receive a 10% royalty from the net sales revenue of the concert film, as defined in the contract. This contract has a 5 year term.

NOTE 4 PREPAID PRODUCTION COSTS (CONTINUED)

Ol’ Dirty Bastard

NuTech entered into an agreement and had a film produced by Juggernaut Media, LLC (the “Producer”) of a live concert by Ol’ Dirty Bastard on March 16, 2004 in New Haven, Connecticut. NuTech is the owner of the rights to this live concert video. Nutech has incurred a total of $275,240 in production costs at March 31, 2005 in connection with this concert. NuTech is entitled to keep all revenues earned as a result of the license or sale of this concert video until their production costs have been recouped in full. After that event, NuTech will pay a 30% royalty from all revenues earned from the license or sale of the concert video to the Producer. The Producer is guaranteed a minimum royalty of $2 per unit on the wholesale sale of all DVDs sold. In addition, Nutech is entitled a distribution fee of 25% of gross revenues, prior to the calculation of royalties. This contract has a 10 year term.

Macy Gray Touring, Inc.

NuTech produced a motion picture of a live concert performance by Macy Gray in Las Vegas, Nevada in November 2004. Nutech has incurred a total of $233,421 in production costs at March 31, 2005 in connection with this concert. Nutech borrowed $407,797 from Queenstone Financial Corporation in connection with this production agreement. NuTech is entitled to receive $150,000 from the first sales proceeds of the motion picture in order to recoup prepaid royalty costs. After NuTech recoups $150,000, Queenstone Financial Corporation will receive 100% of all motion picture revenues paid to NuTech until Queenstone recovers the sum of $407,797 loaned to NuTech. Thereafter NuTech is obligated to pay a 15% royalty to Queenstone on all motion picure gross revenue. The agreement expires on December 31, 2011.

NOTE 5 PREPAID ROYALTIES

The Company has acquired the licensing, manufacturing and distribution rights to a total of 47 various movie titles. In connection with these agreements, the Company has prepaid various amounts of non-refundable royalties to the movie title owners in the total amount of $3,273,033. The Company recognizes a royalty expense of 20% - 30% of the net sales proceeds when the related sale is recognized. Royalty expenses for the year ended March 31, 2005 and 2004 were $109,853 and $51,891, respectively. The royalties expire at various dates thru February 28, 2010.

NOTE 6 PROPERTY AND EQUIPMENT

Property and equipment and accumulated depreciation consists of:

Completed masters	$4,073,823
Masters in process	240
Office furniture and equipment	111,179
Computer equipment	197,194
Computer software	48,801
Warehouse equipment	121,850
Trade show equipment	25,855
Leasehold improvements	112,041
4,690,983
Less accumulated depreciation	3,557,448
$1,133,535

NOTE 7 ACCOUNTS PAYABLE

A summary of the accounts payable at March 31, 2005 is as follows:

U-Tech Media Corp.	$227,471
Ken Groove	288,000
Warner/Chapell Music, Inc.	110,000
Liberty International	120,505
Queenstone Financial Corporation	407,797
Other	496,575

$1,650,348

NOTE 8 CAPITAL LEASES PAYABLE

The Company has two capital leases for computer hardware and software. The leases are for 36 months with monthly rentals of $2,353 plus taxes, including interest at 13.2% and 14.2%. Future minimum lease payments on the lease are as follows:

March 31, 2005 balance	$10,955
Less amount representing interest	4,329
Present value of future minimum lease payments	6,626
Less current portion	6,626
Long-term portion	$0

NOTE 9 LOANS PAYABLE, RELATED PARTY

Loans payable relating to related parties include the following:

		Current
	Total	Portion

LEE KASPER (PRESIDENT OF THE COMPANY)

Mr. Kasper routinely provides the Company with advances and
debt payments as necessary. The loan is due upon demand and
bears interest at 10% per annum. The principal balance at
March 31, 2005 is:	$18,727	$18,727

NOTE 10 NOTES PAYABLE, RELATED PARTY (CONTINUED)

Loans payable relating to related parties include the following:	Total	Current Portion
LEE KASPER (PRESIDENT OF THE COMPANY)
On November 7, 2000, U.S. Bank, N.A. loaned Mr. Kasper $640,000, which was used to pay-off the Company’s line of credit to U.S. Bank, N.A. The terms of the loan from Mr. Kasper to the Company are the same as the terms of the loan from U.S. Bank, N.A. to Mr. Kasper as follows:

1. The Company guaranteed Mr. Kasper’s loan from the bank.
2. Security - all of the Company’s assets.
3. Interest - 8.00% at March 31, 2005.
4. Twenty-nine monthly principal payments of $21,333, plus accrued interest beginning December 15, 2002, plus a final payment equal to all unpaid principal on May 15, 2005, the maturity date.
5. Principal balance at March 31, 2005 is:

	$42,676	$42,676
LEE KASPER (PRESIDENT OF THE COMPANY) On February 19, 2003, Mr. Kasper received a $500,000 loan from Skura Intercontinental Trading Company and loaned the $500,000 proceeds to the Company. The terms of the loan are the same as the terms of the loan from Skura Intercontinental Trading Company to Mr. Kasper as follows: 1. The loan is secured by a deed of trust on Mr. Kasper’s personal residence. 2. Interest - 3%. 3. Thirty-six monthly payments of principal and interest in the amount of $14,541. 4. Principal balance at March 31, 2005 is:	185,761	171,257
	$228,437	$213,933

NOTE 11 NOTES PAYABLE, OTHER
	Total	Current Portion
RITEK CORP

In August, 1998, the Company received a $400,000 loan from Ritek Corp. The loan accrues interest at 8.5% per annum and entitles Ritek Corp. to 50% ownership in the licensing rights in the Shadoan DVD Game. The loan requires monthly payments of interest and principal with the agreement that the total loan and interest was to be paid on June 10, 1999. If the loan was not paid on that date, then Ritek would become 100% owner and license holder of the Title “Shadoan” should the Company fail to make payment within 10 days of notice of default. As of March 31, 2005, Ritek has not issued notice of default.
	$400,000	$400,000
SMALL BUSINESS ADMINISTRATION AND COMERICA BANK LOAN On July 12, 2000, the Company received a $900,000 Small Business Administration loan with Comerica Bank participation. The loan requires monthly payments of $6,414, including interest at 2% over prime. The loan is secured by all assets of the Company and the major stockholder’s personal residence and personal guaranty. The loan matures on July 14, 2018. Effective interest rate at March 31, 2005 was 7.25%.	697,099	23,769
	$1,097,099	$423,769

NOTE 12 CONVERTIBLE PROMISSORY NOTES

The Company issued two convertible promissory notes totaling $137,566. The notes can be converted after July 7, 2004 into common stock of the Company at a conversion price of $0.25 per share (550,264 total shares). The notes are unsecured and bear interest at the minimum rate permitted by the IRS (4.0% @ March 31, 2005).

NOTE 13 ADVERTISING

The Company expenses all advertising as incurred. Advertising expenses for the three months ended March 31, 2005 and 2004 were $565 and $4,636, respectively.

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

NOTE 14 REAL ESTATE LEASE (CONTINUED)

The rent expense for the three months ended March 31, 2005 and 2004 was $28,550 and $27,390, respectively.

NOTE 15 INCENTIVE STOCK OPTIONS

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

The stock subject to the plan and issuable upon exercise of options granted under the plan are shares of the Company’s common stock, no par value, which may be restricted, or grants of options to purchase shares of common stock.

The exercise price is the fair market value of the shares at the date of the grant of the options. Vesting terms of the options range from immediate to ten years.

The Company has elected to continue to account for stock-based compensation under the “Intrinsic Value” method of APB Opinion No. 25, under which no compensation expense has been recognized for stock options granted to employees at fair market value.

A summary of the option activity for the three months ended March 31, 2005, pursuant to the terms of the plan is as follows:

	Shares Under Option	Weighted Average Exercise Price
Options outstanding at January 1, 2005	2,715,000	$0.59
Cancelled and expired	(260,000)	0.14
Options outstanding at March 31, 2005	2,455,000	$0.32

2,440,000 shares are exercisable at March 31, 2005.

NOTE 15 INCENTIVE STOCK OPTIONS (CONTINUED)

Information regarding stock options outstanding as of March 31, 2005 is as follows:

Price range	$ 0.11 - $ 0.66
Weighted average exercise price	$ 0.32
Weighted average remaining contractual life	5 years, 2 months
Options exercised

NOTE 16 ADDITIONAL STOCK OPTIONS

The Company, from time to time, grants stock options approved by the Board of Directors to employees as incentives and awards outside of the NuTech Digital, Inc. 2001 Equity Incentive Plan. The stock options grants have been approved by stockholders.

On June 18, 2004, Lee Kasper was granted an option to purchase 2,000,000 shares of common stock at a price of $0.385 per share, 110% of the fair market value on the date of grant. The term of the option is five years. Mr. Kasper will have the right to purchase 1,000,000 shares if the Company earns at least $2,000,000 in any calendar quarter during the 2004 fiscal year. Mr. Kasper’s right to purchase an additional 500,000 shares will vest if the Company earns at least $5,000,000 in revenues during the 2004 fiscal year. The right to purchase 500,000 shares will vest if the Company successfully produces at least two major music concerts during the 2004 fiscal year. A major music concert is defined as a concert having a production budget that is no less that $250,000. The Company has successfully produced two major music concerts during the 2004 fiscal year. As of December 31, 2004, the right to purchase 1,500,000 of these shares lapsed.

On June 18, 2004, Joseph Giarmo was granted an option to purchase 300,000 shares of common stock at a price of $0.35 per share, the fair market value on the date of grant. The term of the option is ten years. The right to purchase 150,000 shares vested immediately, in recognition of Mr. Giarmo’s efforts in filming our first music concert. Mr. Giarmo had the right to purchase 50,000 shares if the Company earned at least $2,000,000 in any calendar quarter during the 2004 fiscal year. Mr. Giarmo’s right to purchase an additional 50,000 shares would vest if the Company earned at least $5,000,000 in revenues during the 2004 fiscal year. The right to purchase 50,000 shares would vest if the Company successfully produced at least two major music concerts during the 2004 fiscal year. A major music concert is defined as a concert having a production budget that is no less that $250,000. The Company has successfully produced two major music concerts during the 2004 fiscal year. As of December 31, 2004, the right to purchase 100,000 of these shares lapsed.

On June 18, 2004, Yegia Eli Aramyan was granted an option to purchase 100,000 shares of common stock at a price of $0.35 per share, the fair market value on the date of grant. The term of the option is ten years. The right to purchase 25,000 shares vest immediately, in recognition of Mr. Aramyan’s past service to the Company. The right to purchase the remaning 75,000 shares vests over a three year period, 25,000 shares per year, on the anniversary date of the date of grant.

On September 1, 2004, Joseph Giarmo was granted an option to purchase 1,000,000 shares of common stock at a price of $0.26 per share, the fair market value on the date of grant. The term of the option is ten years. The right to purchase 500,000 shares vested on the date of grant while the right to purchase the remaining 500,000 shares vested on October 1, 2004.

NOTE 16 ADDITIONAL STOCK OPTIONS (CONTINUED)

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

NOTE 17 COMMON STOCK PURCHASE WARRANTS

On March 17, 2005, the Company issued warrants to acquire up to 3,000,000 shares of common stock at the exercise price of $0.14 to the Company’s President, Lee Kasper. The warrants expire March 17, 2010 and are fully vested. On April 26, 2005, the warrants were cancelled by mutual agreement of the Company and Mr. Kasper.
The following table summarizes information about fixed stock warrants outstanding at March 31, 2005:

Date	Number of Shares	Term	Exercise Price
February 24, 2004	12,500,000	10 years	$0.75

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

The following is a summary of the shares covered by the plan as of March 31, 2005:

Total shares authorized	5,000,000
Shares issued during the year ended December 31, 2003 ($0.12 - $1.20 per share)	1,315,000
Shares issued during the year ended December 31, 2004 ($0.24 - $1.20 per share)	1,082,223
Shares issued during the three months ended March 31, 2005 ($0.22 per share)	150,000
$2,452,777

NOTE 19  BUSINESS SEGMENTS

FASB Statement No.131 “Disclosures About Segments of an Enterprise and Related Information,” requires companies to provide certain information about their operating segments. The Company has two operating segments: revenues derived from purchasing licensing rights to entertainment products and revenue from the sales derived from product of live concerts.

Summarized financial information concerning the Company’s reportable segments is shown on the following table:
2005	Purchasing Licenses	Production of Live Concerts	Total
Sales, net	$905,737	$193,805	$1,099,542
Operating income (loss)	(314,385)	158,201	(156,184)
Total assets	5,826,908	689,548	6,156,456
Depreciation and amortization	80,927	0	87,809
Capital expenditures	0	0	0

2004	Purchasing Licenses	Production of Live Concerts	Total
Sales, net	$1,031,516	$0	$1,031,516
Operating (loss)	(92,360)	0	(92,360)
Total assets	6,807,238	0	6,807,238
Depreciation and amortization	88,183	0	88,183
Capital expenditures	269,325	0	269,325

NOTE 20 MANAGEMENT PLANS

Management’s plans to eliminate the going concern situation include, but are not limited to:

Reduce legal, consulting and public relation expenses through the approval and acceptance of contracts with these professionals that place a limit on the amount of expenses the Company will incur for their services.

The release of the Company’s first live music concert DVD occurred in November of 2004. It is anticipated that this, along with two additional DVDs scheduled for release in the first quarter of 2005, will increase the revenue stream from this business segment.

Management is presently negotiating with additional major artists for exclusive rights to produce and distribute their live music concerts worldwide.

NOTE 21 SUBSEQUENT EVENT

On April 8, 2005 Dimension DVD, Inc. filed suit against the Company alleging claims for (1) services provided, (2) open book and (3) account stated. The Company is vigorously defending the claim and does not know if it will be held liable for any of the claims. The Company has not accrued any liability as of March 31, 2005.

PART 1 - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-QSB contains forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, whether we can obtain financing as and when we need it, competitive pressures, changes in technology that may render our products less desirable or obsolete, changes in consumer tastes away from the type of products we offer, changes in the economy that would leave less disposable income to be allocated to entertainment, the loss of any member of our management team and other factors over which we have no control. When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Quarterly Report. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document. You should carefully review the risk factors included in our Annual Report on Form 10-KSB and in other documents we file from time to time with the Securities and Exchange Commission.

Management’s discussion and analysis of results of operations and financial condition are based upon our financial statements. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require management to make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

These interim financial statements are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited consolidated financial statements for the interim periods presented. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. Accordingly, your attention is directed to footnote disclosures found in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, and particularly to Note 1, which includes a summary of significant accounting policies.

Results of Operations

Overview

We are engaged in the business of licensing and distributing general entertainment products, most of which are made available through digital versatile discs, commonly known as DVDs. Our products include popular music concerts, Japanese anime, late night programming and general entertainment action adventure films. Prior to 2005, we also actively engaged in the sale of children's animated films and karaoke software. We are phasing out these products because we have decided to shift the emphasis of our business from selling general entertainment products to producing, filming using high definition technology, and distributing popular music concerts. While we currently have the exclusive right to sell more than 600 films on DVD, we are not actively seeking to license additional titles. Instead, we are working to expand our library of high definition music concerts and, whenever possible, to obtain broadcast rights to these concerts.

Our digital rights management technology affords us the ability to offer our products on demand over the Internet by allowing users to access the product via a secure download to a personal computer. Aside from providing products over the Internet, we sell our DVD products through retail stores, the Internet, and wholesale distributors. We also license the broadcast rights to the music concerts we produce and film.

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

The production and filming of popular music concerts is extremely cash intensive. Production costs, such as fees or costs for the artist, venue, musicians, sound and cameramen, make-up, wardrobe, insurance and releases, are paid either prior to or immediately following the performance. To date, we have paid these costs or, in some instances, we have partnered with unrelated third parties who assist us with the payment of these costs in exchange for a share of the royalties. After the performance, we must spend additional funds to have the master prepared and ultimately approved by the artist, which may take several months. For example, while we filmed our first concert in April 2004, the release of our first concert DVD did not occur until November 2004. Depending on our agreement with the artist, we may obtain all the rights to the production, in which case we can exploit it in any medium, or we may obtain only restricted rights, such as the right to broadcast the concert only outside the United States. Generally, our agreements require us to split the royalty from sales of the concert DVD and, if we received them, broadcast rights, with the artist after we recoup our production expenses, although the terms of these agreements vary. There is no guarantee that any concert we film will result in a DVD that will sell enough copies to make filming the concert profitable. During the three months ended March 31, 2005, revenues from our music concerts totaled only $7,498. Although we expect revenues from this source to increase as we release more concert DVDs, we cannot be certain that this will happen. During the three months ended March 31, 2005, we also sold licensing rights to certain music concerts in the amount of $191,067. In accordance with SOP 00-2 we recognized the revenue at the date of the various agreements. This revenue is not recurring and we cannot be certain that revenue from licensing will continue at current levels or increase in the future.

While we added popular music concerts to our product offerings during the first three months of the 2005 fiscal year, we cutting back on sales of, and eventually we intend to stop offering, karaoke products. Karaoke products represented approximately 23% of our revenues during the three months ended March 31, 2004 and approximately 7% of our revenues during the three months ended March 31, 2005.

Critical Accounting Policies and Estimates

In consultation with our Board of Directors, we have identified seven accounting policies that we believe are key to an understanding of our financial statements. These important accounting policies require management's most difficult, subjective judgments.

Revenue Recognition - Product Sales. We recognize revenue from product sales when we ship the product to the customer. Sales are recorded net of sales returns and discounts. We recognize revenue in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements."

Revenue Recognition - Licensing Agreements. We recognize revenue from licensing agreements when the licensing agreement is executed, the film is complete, the license period of the agreement has begun, the licensing fee is determinable and collection of the licensing fee is reasonably assured. We recognize revenue in accordance with Statement of Position 00-2, "Accounting by Producers or Distributors of Films."

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

Inventories. Our inventories are stated at the lower of cost or market. Slow moving and obsolete inventories are analyzed for potential reserves on a quarterly basis. To calculate the reserve amount, we compare the current on-hand quantities with the actual usage over the past 36 months. On-hand quantities greater than actual usage are considered for reserve at the standard unit cost. Additionally, non-cancelable open purchase orders for inventory we are obligated to purchase, where demand has been reduced, may be reserved. Reserves for open purchase orders where the market price is lower than the purchase order price are also established.

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

Results of Operations

Selected Statement Of Operations Data

Summarized in the table below is statement of operations data comparing the three months ended March 31, 2005 with the three months ended March 31, 2004:

	Three Months Ended		Increase/(Decrease)
	March 31, 2005	March 31, 2004

Sales
Products	$908,475	$1,031,516	$(123,041)
Sales, Licensing Agreements	191,067	--	191,067
Total Sales	1,099,542	1,031,516
Costs of Sales	426,292	146,573	68,026
Percentage of Sales	39%	14%
Gross Profit	673,250	884,943	(211,693)
Percentage of Sales	61%	86%
Expenses	829,434	977,303	147,869
Operating Loss	(156,184)	(92,360)	(63,824)
Interest Expense	(29,443)	(40,525)	11,082
Recovery of Bad Debts	--	8,260	(8,260)
(Loss) before Corporation Income Taxes	(185,627)	(124,625)	(61,002)
Corporation Income Tax	800		800
Net (Loss)	($186,427)	($124,625)	($61,802)
Net (Loss) Per Share Basic and Diluted	($0.01)	($0.01)	($0.00)

Sales

Our sales for the three months ended March 31, 2005 were $1,099,542, as compared to sales of $1,031,516 for the three months ended March 31, 2004, a 7% increase. This increase for the three months ended March 31, 2005 is primarily attributable to $190,567 in revenues we received from licensing our music concerts and from a licensing agreement for our hentai product that provided $500 in revenues. The addition of popular music concert DVDs to our product offerings contributed $7,498 to the overall increase in our revenues. We expect sales from the production of live concerts to grow as we expand this segment of our business. These increases were offset by the reduction in our sales of karaoke products which represented only $76,608 of our sales in the three months ended March 31, 2005 as compared to $239,799 of our sales during the three months ended March 31, 2004, a decrease of 68%. This decrease is a result of our decision to stop offering karaoke products and place more emphasis on our music concerts.

Cost of Sales and Gross Profit

Our cost of sales for the three months ended March 31, 2005 was $426,292 or 39% of sales, as compared to $146,573 or 14% of sales for the three months ended March 31, 2004. The 25% increase in cost of sales as a percentage of sales for the three months ended March 31, 2005 was attributable to a change in our product sales mix in that a greater portion of our sales for the three months ended March 31, 2005 was comprised of our anime products, which carry a lower overall gross profit percentage than our other products. In addition, we liquidated some inventory at sales below cost.

Our gross profit for the three months ended March 31, 2005 was $673,250 or 61% of sales, as compared to $884,943 or 86% of sales for the three months ended March 31, 2004. The 25% decline in our gross profit as a percentage for the three months ended March 31, 2005 is attributable to a change in our product sales mix as discussed above.

Selling, Consulting and General and Administrative Expenses

Summarized in the table below are selling, consulting and general and administrative expenses comparing the three months ended March 31, 2005 with the three months ended March 31, 2004:

	Three Months Ended		Increase/(Decrease)
	March 31, 2005	March 31, 2004

Expenses
Selling Expenses
Credit Card Fees	$2,870	$9,348	$6,478
Freight and Delivery	14,584	17,131	(2,547)
Salaries, Wages and Payroll Taxes	18,649	23,149	(4,500)
Commission Expense	29,085	--	29,085
Royalty Expense	109,853	51,891	57,962
Other Selling Expenses	463	--	463
	$175,504	$101,519	$73,985

Consulting Expenses	$64,514	$117,467	$(52,953)

General and Administrative Expenses
Automobile Expenses	8,951	9,244	(293)
Bank and Credit Card Fees	2,085	4,514	(2,429)
Travel Expenses	20,125	16,176	3,949
Internet and Web Development	4,164	16,654	(12,490)
Telephone and Utility Expense	12,827	13,898	(1,071)
Accounting Fees	40,113	33,744	6,369
Promotion and Public Relations	2,252	22,419	(20,167)
Rent	28,550	27,390	1,160
Insurance	34,083	28,749	5,334
Legal Fees	38,484	122,851	(84,367)
Amortization and Depreciation	87,809	88,183	(374)
Salaries, Wages and Payroll Taxes	251,929	333,466	(81,537)
Other General and Administrative Expenses	58,044	41,029	17,015
	$589,416	$758,317	$(168,901)

Total Expenses	$829,434	$977,303	$(147,869)

Our selling, consulting and general and administrative expenses for the three months ended March 31, 2005 were $829,434, representing a decrease of $147,869 or 15% from selling, consulting and general and administrative expenses of $977,303 for the three months ended March 31, 2004.

Our selling expenses increased by $73,985 or 73% during the three months ended March 31, 2005 to $175,504 as compared to $101,519 for the three months ended March 31, 2004. This increase is directly related to the commission expense recognized on the sale of the licensing agreements for the music concerts. The commission agreements typically call for 15% commission. Along with the increase in commission expense was an increase in royalty expense as a result of higher product sales that directly affect the amount of royalty expense.

The consulting expenses incurred during the three months ended March 31, 2005 related to our retention of several consultants to assist us in developing a business plan, promoting our products, acquiring performers for musical concerts and maintaining investor relations. We do not expect these expenses to continue at these levels in the future.

The overall decrease of $168,901 or 22% in our other general and administrative expenses for the three months ended March 31, 2005 to $589,416 from $758,317 for the three months ended March 31, 2004 was primarily attributable to the decrease of $84,367 in legal fees and the decrease of $81,527 in salaries, wages and payroll taxes.

The legal fees paid for the three months ended March 31, 2005 primarily related to litigation costs and the preparation of production agreements relating to the production and filming of popular music concerts. Legal fees are also incurred on an on-going basis for preparation of the reports we file with the Securities and Exchange Commission. During the three months ended March 31, 2004 we also incurred legal fees for the preparation of documents relating to an offering of our securities. We incurred no comparable fees during the three months ended March 31, 2005.

The decrease in salaries, wages and payroll taxes for the three months ended March 31, 2005 is primarily attributable to the fact that we have eliminated a number of administrative positions in order to reduce costs. We cannot be certain these administrative positions will not be replaced in the near future.

Interest Expense

Interest expense for the three months ended March 31, 2005 was $29,443 as compared to $40,525 for the three months ended March 31, 2004. This decrease of $11,082 or 27% is the result of the overall decrease in the prime interest rate, which decreases the rate of interest that accrues on the Small Business Administration loan we have through Comerica Bank and the reduction of our total debt which, in turn, reduces our interest expense.

Net Income (Loss)

Our net loss increased by $61,802 or 50%, from $124,625 for the three months ended March 31, 2004 to $186,427 for the three months ended March 31, 2005.

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

In September 2003 we borrowed $360,000 from our Chief Executive Officer, President and significant shareholder, Mr. Lee Kasper, and a total of $100,000 from trusts created for the benefit of his children. All of these loans had a term of one year and bore simple interest at the rate of 10%. We repaid these loans with part of the proceeds we received from the financing we undertook in February 2004.

In August 1998 we entered into an agreement with Ritek Corporation whereby we received an advance in the amount of $400,000 against royalties to be earned through the sale of the children's game, “Shadoan”. We also agreed to pay simple interest of 8.5% on the advance amount. We used this money to acquire the license for the game as well as for working capital. As consideration for the advance, we agreed that, so long as the advance amount was outstanding, our ownership of the license to the game would be shared equally with Ritek Corporation. We further agreed to retain the services of Ritek Corporation to replicate the game, at a per disc price that was competitive in our industry. Ritek Corporation agreed that we could repay the advance by paying a per-disc charge of $2 over the replication price. If we fail to make payments in accordance with our agreement, Ritek Corporation is entitled to give us notice of default. If we fail to pay the principal amount within 10 days after we receive the notice, we are required to forfeit our ownership rights in the license to Ritek Corporation. We have derived minimal revenues from the game and we have not repaid the advance in accordance with our agreement. As of March 31, 2005, the unpaid balance of the advance was $400,000. We failed to pay all of the interest that accrued during the past two fiscal three months, and we have recorded a liability for unpaid interest totaling $107,665 as of March 31, 2005. Ritek Corporation has not given us notice of default and has not asked us to transfer our rights to the license. If we were required to transfer our license to the game to Ritek Corporation, it would not have a significant impact on our revenues or the results of our operations.

Sources And Uses Of Cash

Summarized in the table below is information derived from our statements of cash flows comparing the three months ended March 31, 2005 with the three months ended March 31, 2004:

	Three months ended
	March 31, 2005	March 31, 2004
Net Cash Provided (Used) By

Operating Activities	$316,127	($ 820,843)
Investing Activities	--	(269,325)
Financing Activities	(194,524)	1,718,086

Net Increase (Decrease) in Cash	$121,603	$627,918

Operating Activities

During the three months ended March 31, 2005, our net loss was $186,427. This included non-cash items of depreciation in the amount of $87,809 and payment of consulting fees and services with common stock in the amount of $3,298. Cash was provided from operations by the decrease of inventories ($372,287), the decrease in prepaid consulting expense ($51,863), the decrease in prepaid expenses ($23,916), the increase in accounts payable ($145,796), the increase in accrued liabilities ($159,880) and the increase in accrued interest ($11,242). We used the cash provided from operations to fund an increase in accounts receivable ($343,879) and to fund an increase in our reimbursable production costs of ($9,658).

During the three months ended March 31, 2004, cash was used by operations to fund the acquisition of rights to DVD entertainment products ($749,540), to fund increases in accounts receivable ($207,996), to prepay expense ($231,215) and to reduce accounts payable ($38,089).

Investing Activities

During the three months ended March 31, 2004, we used $269,325 for the purchases of property and equipment. We did not make any purchases during the three months ended March 31, 2005.

Financing Activities

Financing activities for the three months ended March 31, 2005 used net cash of $194,524. We repaid a bank overdraft in the amount of $42,733, and made principal payments on our notes payable to other than related parties, notes payable to a related party and capital leases in the amounts of $5,669, $141,035 and $5,087, respectively.

Financing activities for the three months ended March 31, 2004 provided net cash of $1,718,086. During the three months ended March 31, 2004 we received $2,259,725 in net proceeds from the issuance of common stock and used $531,041 to repay notes to related parties.

Commitments For Capital Expenditures

As of March 31, 2005, we had no commitments for capital expenditures.

Going Concern

The financial statements included in this report are presented on a “going concern” basis. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. Our auditors have indicated that the following factors raise substantial doubt as to our ability to continue as a going concern:

•	we have an accumulated a deficit of $2,001,401 since inception;

•	we have a working capital deficit of $1,552,805; and

•	we have begun producing music concerts which require a substantial investment of cash but have not, to date, generated substantial revenues for us.

We believe that the following will help to eliminate these deficits:

•	We have negotiated an agreement with our legal services provider that will help us contain the costs for these services and we have eliminated public relations expenses for the immediate future;

•
We released our first live music concert DVD in November of 2004 and we have scheduled for release in 2005 four additional DVDs that we believe will increase the revenue stream from this business segment; and

•	We intend to continue negotiating with major artists for the exclusive rights to produce and distribute their live music concerts worldwide.

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

As of March 31, 2005 we had available $121,603 of cash on hand and $1,381,433 of a working capital deficit. Cash generated by our current operations is not sufficient to continue our business for the next twelve months. We will need additional financing during the next 12 months to produce music videos and to pay our costs and expenses, if they stay at current levels. To the extent it becomes necessary to raise additional cash in the future, we will seek to raise it through the public or private sale of debt or equity securities, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing. We currently do not have any binding commitments for, or readily available sources of, additional financing. We cannot give you any assurance that we will be able to secure the additional cash or working capital we may require to continue our operations.

ITEM 3. DISCLOSURE CONTROLS AND PROCEDURES

Management, including our President and Chief Executive Officer (who is also our Chief Financial Officer), carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The evaluation was undertaken in consultation with our accounting personnel. Based on that evaluation, the President and Chief Executive Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation.

PART II - ITEM 1 LEGAL PROCEEDINGS

Not applicable.

PART II - ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We issued the following securities during the quarter ended March 31, 2005.

On March 17, 2005 we agreed to issue to Lee Kasper, an executive officer and a director, a warrant to purchase 3,000,000 shares of our common stock. The warrant was issued in exchange for past accommodations made for us by Mr. Kasper, including his guarantee of certain debt owed by us to Comerica Bank and Skura Intercontinental Trading Company. The exercise price for the warrant shares was $0.14 per share, the fair market value on the date of grant. The issuance of the warrant was done pursuant to section 4(2) of the Securities Act of 1933, inasmuch as we did not engage in general solicitation or advertising in making this offering and the offeree occupies an insider status relative to us that affords him effective access to the information registration would otherwise provide. While the grant of this warrant was authorized by our Board of Directors and reported as received by Mr. Kasper, he has since determined that he would not accept it and it has been cancelled by us.

PART II - ITEM 3 DEFAULTS UPON SENIOR SECURITIES

Not applicable

PART II - ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II - ITEM 5 OTHER INFORMATION

Dimension DVD, Inc. v. NuTech Digital, Inc., et al., Case No. LC071086. This action was filed on April 8, 2005 in Los Angeles Superior Court, Northwest District alleging claims for (1) services provided, (2) open book and (3) account stated. Dimension DVD alleges that we failed to pay for services provided and that we owe it $70,620 plus interest, attorneys fees and costs.

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

May 16, 2005
NuTECH DIGITAL, INC.

	By:	/s/ Lee Kasper
President, Chief Financial Officer and Duly Authorized Officer
(Principal accounting and financial officer for the quarter)