Form 10QSB
period 2005-06-30
NUTECH DIGITAL INC
filed 2005-08-15
CIK 1144347

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The registrant had 22,580,494 shares of common stock, no par value, issued and outstanding as of August 12, 2005.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                              NuTECH DIGITAL, INC.

                                      INDEX


                                                                     PAGE NUMBER
PART I


Item 1 - Financial Information

         Balance Sheet dated June 30, 2005.................................    3

         Statements of Operations for the Three and Six Months
         Ended June 30, 2005 and 2004......................................    4

         Statements of Cash Flows for the Six Months Ended
         June 30, 2005 and 2004............................................    5

         Notes to Financial Statements.....................................    7

Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations.........................................   22

Item 3.  - Disclosure Controls and Procedures..............................   42

PART II

Item 1 - Legal Proceedings.................................................   42

Item 2 - Changes in Securities.............................................   42

Item 3 - Defaults Upon Senior Securities...................................   42

Item 4 - Submission of Matters to a Vote of Security Holders...............   42

Item 5 - Other Information.................................................

Item 6 - Exhibits..........................................................   43

Signature Page.............................................................   44

                                   NUTECH DIGITAL, INC.
                                       BALANCE SHEET

                                       JUNE 30, 2005
                                        (UNAUDITED)
------------------------------------------------------------------------------------------
                                          ASSETS
CURRENT ASSETS
    Cash ...................................................................   $    22,524
    Accounts receivable, net
                                                                                   439,353
    Inventories ............................................................       522,866
    Prepaid expenses, current portion ......................................        43,982
                                                                               -----------
        TOTAL CURRENT ASSETS ...............................................     1,028,725
                                                                               -----------
PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION ....................     1,093,860
                                                                               -----------

OTHER ASSETS
    Prepaid royalties ......................................................     3,139,792
    Prepaid production costs, net ..........................................       699,778
    Prepaid expenses, long-term portion ....................................        10,454
    Deposits
                                                                                     7,800
                                                                               -----------
        TOTAL OTHER ASSETS .................................................     3,857,824
                                                                               -----------
        TOTAL ASSETS .......................................................   $ 5,980,409
                                                                               ===========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable .......................................................   $ 1,405,903
    Accrued liabilities ....................................................       466,371
    Customer deposit .......................................................       200,000
    Accrued interest .......................................................       142,779
    Capital leases payable, current portion ................................         1,055
    Loan payable, related party ............................................        10,000
    Note payable, related party, current portion ...........................       144,094
    Notes payable, other, current portion ..................................       424,392
    Convertible promissory note ............................................       137,566
                                                                               -----------
        TOTAL CURRENT LIABILITIES ..........................................     2,932,160
                                                                               -----------
LONG-TERM LIABILITIES
    Notes payable, other, long-term portion ................................       664,951
                                                                               -----------
STOCKHOLDERS' EQUITY
    Preferred stock
        Authorized - 50,000,000 shares
        Issued and outstanding -0- shares ..................................             0
    Common stock
        Authorized 100,000,000 shares, no par value
        Issued and outstanding - 22,580,494 shares .........................     5,159,642
    Unamortized cost of stock issued for services ..........................      (197,796)
    Accumulated (deficit) ..................................................    (2,578,548)
                                                                               -----------
        TOTAL STOCKHOLDERS' EQUITY .........................................     2,383,298
                                                                               -----------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .........................   $ 5,980,409
                                                                               ===========

        The accompanying notes are an integral part of these financial statements.

                                                     NUTECH DIGITAL, INC.
                                                   STATEMENTS OF OPERATIONS
                                  FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                                         (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------------

                                                                  THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                                 ----------------------------    ----------------------------
                                                                     2005            2004            2005             2004
                                                                 ------------    ------------    ------------    ------------
SALES

       PRODUCTS .............................................    $    299,252    $  1,547,200    $  1,207,727    $  2,578,716
       LICENSING AGREEMENTS .................................               0               0         191,067               0
                                                                 ------------    ------------    ------------    ------------
       TOTAL SALES ..........................................         299,252       1,547,200       1,398,794       2,578,716
COST OF SALES ...............................................          96,798         739,272         537,674         902,976
                                                                 ------------    ------------    ------------    ------------
    GROSS PROFIT ............................................         202,454         807,928         861,120       1,675,740
                                                                 ------------    ------------    ------------    ------------
EXPENSES
    SELLING EXPENSES ........................................          91,730         158,509         252,650         242,897
    CONSULTING FEES .........................................          96,081         210,437         160,595         329,904
    GENERAL AND
       ADMINISTRATIVE EXPENSES ..............................         566,008         642,378       1,155,424       1,398,695
                                                                 ------------    ------------    ------------    ------------
    TOTAL EXPENSES ..........................................         753,819       1,011,324       1,568,669       1,971,496
                                                                 ------------    ------------    ------------    ------------
OPERATING (LOSS) ............................................        (551,365)       (203,396)       (707,549)       (295,756)
                                                                 ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSE)
   Interest expense .........................................         (25,782)        (25,179)        (55,225)        (65,704)
   Recovery of bad debts ....................................               0           2,143               0          10,403
   Litigation settlement ....................................               0          25,000               0          25,000
                                                                 ------------    ------------    ------------    ------------
   TOTAL OTHER INCOME (EXPENSE) .............................         (25,782)          1,964         (55,225)        (30,301)
                                                                 ------------    ------------    ------------    ------------
(LOSS) BEFORE CORPORATION INCOME TAXES
                                                                     (577,147)       (201,432)       (762,774)       (326,057)
CORPORATION INCOME TAXES ....................................               0             800             800             800
                                                                 ------------    ------------    ------------    ------------
   NET (LOSS) ...............................................    $   (577,147)   $   (202,232)   $   (763,574)   $   (326,857)
                                                                 ============    ============    ============    ============
NET (LOSS) PER COMMON SHARE
       BASIC AND DILUTED ....................................    $      (0.03)   $      (0.01)   $      (0.03)   $      (0.02)
                                                                 ============    ============    ============    ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING
       BASIC AND DILUTED ....................................      22,362,912      20,571,221      22,157,842      17,820,568
                                                                 ============    ============    ============    ============


                           The accompanying notes are an integral part of these financial statement

                                            NUTECH DIGITAL, INC.
                                          STATEMENTS OF CASH FLOWS
                               FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                                 (UNAUDITED)
------------------------------------------------------------------------------------------------------------

                                                                                     2005           2004
                                                                                  -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss) .................................................................   $  (763,574)   $  (326,857)
   Adjustments to reconcile net (loss) to net cash provided (used) by operating activities:
     Depreciation .............................................................       175,998        176,270
     Provision for doubtful accounts ..........................................         4,811        (21,733)
     Provision for royalty losses .............................................        10,000              0
     Issuance of common stock for services and consulting fees
                                                                                       28,124        538,858
     Issuance of warrants for services and consulting fees ....................        11,700              0
  Changes in operating assets and liabilities:
     Accounts receivable ......................................................       (83,976)      (955,349)
     Other receivables ........................................................             0            533
     Inventories ..............................................................       396,913       (430,788)
     Reimbursable production costs
                                                                                      (19,888)             0
     Prepaid royalties ........................................................       123,241     (1,115,092)
     Prepaid consulting .......................................................       103,725        102,863
     Prepaid expenses, other ..................................................         6,531       (148,012)
     Accounts payable .........................................................       101,351        679,985
     Accrued liabilities ......................................................       255,935         92,383
     Accrued interest .........................................................        21,068        (20,599)
                                                                                  -----------    -----------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES ..............................       371,959     (1,427,538)
                                                                                  -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment ........................................       (48,514)      (274,293)
                                                                                  -----------    -----------
NET CASH (USED) BY INVESTING ACTIVITIES .......................................       (48,514)      (274,293)
                                                                                  -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Bank overdraft .............................................................       (42,733)        44,327
   Net proceeds from issuance of common stock - private placement .............             0      2,266,050
   Repayments of notes payable, other .........................................       (13,425)        (6,532)
   Repayment of notes payable, related parties ................................      (234,105)      (622,667)
   Payments on capital leases payable .........................................       (10,658)       (10,174)
                                                                                  -----------    -----------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES ..............................      (300,921)     1,671,004
                                                                                  -----------    -----------
NET INCREASE (DECREASE) IN CASH ...............................................        22,524        (30,827)

CASH BALANCE, AT BEGINNING OF PERIOD ..........................................             0         30,827
                                                                                  -----------    -----------
CASH BALANCE, AT END OF PERIOD ................................................   $    22,524    $         0
                                                                                  ===========    ===========

                 The accompanying notes are an integral part of these financial statements.

                                            NUTECH DIGITAL, INC.
                                    STATEMENTS OF CASH FLOWS (CONTINUED)
                               FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                                 (UNAUDITED)


                                                                                      2005           2004
                                                                                  -----------    -----------
SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID DURING THE PERIOD FOR:
   Interest ...................................................................   $    29,433    $    87,155
                                                                                  ===========    ===========
   Taxes ......................................................................   $         0    $       800
                                                                                  ===========    ===========
NON-CASH INVESTING AND FINANCING ACTIVITIES
   Issuance of common stock for services and consulting fees ..................   $   103,500    $   879,946
                                                                                  ===========    ===========
   Issuance of warrants for services and consulting fees ......................   $    11,700    $         0
                                                                                  ===========    ===========
   Allocation of offering costs to common stock ...............................   $     2,327    $         0
                                                                                  ===========    ===========


                 The accompanying notes are an integral part of these financial statements.

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)
--------------------------------------------------------------------------------

      NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Nature of Business

      NuTech Digital, Inc. is engaged in the business of licensing and selling to distributors general entertainment products, most of which are made available through digital versatile discs, commonly known as DVDs. Our products include Japanese anime, karaoke software, late night programming, and children's animated films. We own more than 600 exclusive DVD titles and a growing library of high definition music concerts. We have also recently begun producing popular music concerts for distribution. Our products are principally sold through retail stores, the Internet, and distributors. In January 2004 we implemented a digital rights management technology enabling us to offer our products on demand over the Internet. Our digital rights management technology allows our products and programming to be accessed via secure downloads and included in online subscription services. We also facilitate authoring services to content providers in the entertainment industry.

      Basis of Presentation - Going Concern

      The Company's financial statements have been prepared on an accrual basis of accounting, in conformity with accounting principles generally accepted in the United States of America. These principles contemplate the realization of assets and liquidation of liabilities in the normal course of business.

      These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The following factors raise uncertainty as to the Company's ability to continue as a going concern:

            o The Company has accumulated a deficit of $2,578,548 since inception.

            o     The Company has a working capital deficit of $1,903,435.

            o The Company has begun producing music concerts, and to date, this segment of business has not generated substantial revenues.

      Accounts Receivable

      Accounts receivable are reported at the customers' outstanding balances less any allowance for doubtful accounts. Interest is not included on overdue accounts.

      Allowance for Doubtful Accounts

      The allowance for doubtful accounts on accounts receivables is charged to income in amounts sufficient to maintain the allowance for doubtful accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers. Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired (bankruptcy, lack of contact, age, etc.).

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Prepaid Royalties

      Royalty advances are stated at cost, less royalties earned by the licensor on sales from the license agreement. Management periodically analyzes license agreements and if a product is not selling in sufficient quantities, then management records an impairment expense in the amount of the estimated unrecoverable advance royalty as a current period expense.

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

      Amortization of Completed Masters

      The Company amortizes its completed masters over the life of its licensing agreements, which is generally 7 years. If a product is not selling in sufficient quantities, management then writes down the asset to its estimated fair value and records the impairment as a current period expense.

      Prepaid Production Costs

      Prepaid production costs are stated at cost less accumulated amortization. The Company amortizes production costs using the individual film-forecast-computation method as required by Statement of Position 00-2, Accounting by Producers or Distributors of Films. Under this method, amortization is computed in the ratio that current period actual revenue (numerator) bears to estimated remaining unrecognized ultimate revenue as of the beginning of the current fiscal year (denominator).

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)
--------------------------------------------------------------------------------

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

      Each quarter, management analyzes product sales, discusses potential future orders with customers and reviews the economic conditions of the industry for the purpose of analyzing the recovery of completed master costs, production costs and prepaid royalties. Actual results could vary from the estimates that management uses.

      Revenue Recognition - Product Sales

      The Company recognizes revenue from product sales when we ship the product to the customer. Sales are recorded net of sales returns and discounts. The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements."

      Revenue Recognition - Licensing Agreements

      The Company recognizes revenue from licensing agreements when the licensing agreement is executed, the film is complete, the license period of the agreement has begun, the licensing fee is determinable and collection of the licensing fee is reasonably assured. The Company recognizes revenue in accordance with Statement of Position 00-2, "Accounting by Producers or Distributors of Films."

      Revenue Recognition - Consignment Sales

      The Company recognizes revenue from consignment sales when the consignee sells the product to its customer and receives payment for the merchandise.

      Disclosure About Fair Value of Financial Instruments

      The Company has financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at June 30, 2005 as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)
--------------------------------------------------------------------------------

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

      Basic and diluted net loss per share has been computed by dividing net loss by the weighted average number of common shares outstanding during the fiscal year. At June 30, 2005 and 2004, the Company had stock options, warrants and convertible promissory notes outstanding that could potentially be exercised into 17,730,264 and 5,738,446 additional common shares.

          Net (loss) from continuing operations:

          As reported                                              $   (763,574)

          Pro forma                                                $   (820,597)

          Income (Loss) per share attributable to common stock

          As reported - basic and diluted                          $      (0.03)

          Pro forma - basic and diluted                            $      (0.04)

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

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Stock based Compensation

      As permitted by FAS 123, as amended, the company accounts for stock options issued to employees using the intrinsic value method as prescribed by APB 25. Under this method no expenses is recognized for options issued with an exercise price equal to or greater than the market price of the stock on the date of grant. Expense for options or warrants issued to non-employees is recorded in the financial statements at estimated fair value. For options issued to employees, the Company is subject to pro forma disclosures based on the estimated fair value of options issued.

      The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options with have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options and warrants have characteristics different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of such stock options.

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

      Shipping and Handling Costs

      The Company's policy is to classify shipping and handling costs as part of cost of goods sold in the statement of operations.

      Segment Information

      The Company sells its products primarily to retail stores and distributors. Approximately 1% of the Company's revenues in 2005 and 2004, respectively, were to customers outside of the United States of America with no specific concentration.

      RECENTLY-ISSUED ACCOUNTING PRONOUNCEMENTS

      In November 2004, the FASB issued SFAS No. 151, "Inventory Costs-an amendment of ARB. No. 43, Chapter 4." This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "... under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges...."
      This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. There was no material impact from adoption of this standard.

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
       RECENTLY-ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

      In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB statements No. 66 and 67." This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. The Company has no transactions that would be subject to SFAS 152.

      In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary assets - an amendment of APB Opinion No. 29." This Statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company has no transactions that would be subject to SFAS 153.

      In December 2004, the FASB issued SFAS No. 123R, "Share Based Payment." This Statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers' Accounting for Employee Stock Ownership Plans. This statement will require the Company to recognize the fair value of employee services received in exchange for awards of equity instruments in current earnings. The Company will adopt this pronouncement January 1, 2006, as required and is still assessing the impact of this new standard.

      In May 2005, the FASB issued SFAS No. 154 "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No.
      3. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provision. When a pronouncement includes specific transition provisions, those provisions should be followed. The Company has no transactions that would be subject to SFAS 154.

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Reclassifications

      Certain 2004 amounts have been reclassified to conform to 2005 presentations.

NOTE 2 ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

      A summary of accounts receivable and allowance for doubtful accounts is as follows:

          Accounts receivable                                         $ 484,164
          Allowance for doubtful accounts                                44,811
                                                                      ---------
          Net accounts receivable                                     $ 439,353
                                                                      =========

      At June 30, 2005, two customers owed the Company $165,567 and $92,000, which was 34% and 19% of total accounts receivable. At June 30, 2004, one customer owed the Company $651,750, which was 44% of total accounts receivable.

NOTE 3 MAJOR CUSTOMERS

      For the six months ended June 30, 2005, the Company had one customer that accounted for 14% of total revenue. For the six months ended June 30, 2004, the Company had one customer that accounted for 23% of total revenue.

NOTE 4 PREPAID PRODUCTION COSTS

      The Company has entered into various production contracts with certain performance artists to produce the following events which will enable it to receive sales revenue and royalties on future DVD sales from the contracts. In connection with filing of these events, the Company has incurred a total of $715,835 in production costs and has amortized a total of $16,057 as of June 30, 2005.

      J.T. Productions, Inc.

      NuTech produced a motion picture in a high-definition format of a live concert performance by Jessica Simpson at the Universal Amphitheatre in Universal City, California on July 30, 2004. NuTech has incurred a total of $194,650 in production costs at June 30, 2005 in connection with this concert. After Sony Music receives a total of $400,000 as a recoupment of their incurred production costs, NuTech shall be entitled to 100% of royalties paid by Sony thereafter until such royalties equal the sum of the all production costs incurred by NuTech. After the required costs are repaid to NuTech and Sony Music, Nutech is entitled to receive a 10% royalty from the net sales revenue of the concert film, as defined in the contract. This contract has a 5 year term.

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 4 PREPAID PRODUCTION COSTS (CONTINUED)

      Ol' Dirty Bastard

      NuTech entered into an agreement and had a film produced by Juggernaut Media, LLC (the "Producer") of a live concert by Ol' Dirty Bastard on March 16, 2004 in New Haven, Connecticut. NuTech is the owner of the rights to this live concert video. Nutech has incurred a total of $275,367 in production costs at June 30, 2005 in connection with this concert and has amortized a total of $16,057 as of June 30, 2005. NuTech is entitled to keep all revenues earned as a result of the license or sale of this concert video until their production costs have been recouped in full. After that event, NuTech will pay a 30% royalty from all revenues earned from the license or sale of the concert video to the Producer. The Producer is guaranteed a minimum royalty of $2 per unit on the wholesale sale of all DVDs sold. In addition, Nutech is entitled a distribution fee of 25% of gross revenues, prior to the calculation of royalties. This contract has a 10 year term.

      Macy Gray Touring, Inc.

      NuTech produced a motion picture of a live concert performance by Macy Gray in Las Vegas, Nevada in November 2004. Nutech has incurred a total of $245,818 in production costs at June 30, 2005 in connection with this concert. Nutech borrowed $407,797 from Queenstone Financial Corporation in connection with this production agreement. NuTech is entitled to receive $150,000 from the first sales proceeds of the motion picture in order to recoup prepaid royalty costs. After NuTech recoups $150,000, Queenstone Financial Corporation will receive 100% of all motion picture revenues paid to NuTech until Queenstone recovers the sum of $407,797 loaned to NuTech. Thereafter NuTech is obligated to pay a 15% royalty to Queenstone on all motion picure gross revenue. The agreement expires on December 31, 2011.

NOTE 5 PREPAID ROYALTIES

      The Company has acquired the licensing, manufacturing and distribution rights to a total of 47 various movie titles. In connection with these agreements, the Company has prepaid various amounts of non-refundable royalties to the movie title owners in the total amount of $3,139,792. The Company recognizes a royalty expense of 20% - 30% of the net sales proceeds when the related sale is recognized. Royalty expenses for the six months ended June 30, 2005 and 2004 were $180,309 and $186,509, respectively. The royalties expire at various dates thru February 28, 2010.

NOTE 6 INVENTORIES

      A summary of inventories and allowance for obsolescence is as follows:

        Completed products                                          $   525,927
        Inventory on consignment                                         26,035
        Allowance for obsolescence                                      (29,096)
                                                                    -----------
        Net inventories                                             $   522,866
                                                                    ===========
        Allowance for Obsolescense:
        Balance, January 1, 2005                                    $    29,096
        Provision                                                             0
                                                                    -----------
        Balance, June 30, 2005                                      $    29,096
                                                                    ===========

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 7 PROPERTY AND EQUIPMENT

      Property and equipment and accumulated depreciation consists of:


        Completed masters                                           $ 4,073,823

        Office furniture and equipment                                  111,179

        Computer equipment                                              245,708

        Computer software                                                48,801

        Warehouse equipment                                             121,850

        Trade show equipment                                             25,855

        Leasehold improvements                                          112,041
                                                                    -----------
                                                                      4,739,257

        Less accumulated depreciation                                 3,645,397
                                                                    -----------
                                                                    $ 1,093,860
                                                                    ===========

NOTE 8 ACCOUNTS PAYABLE

      A summary of the accounts payable at June 30, 2005 is as follows:

                 U-Tech Media Corp.                                 $   227,471
                 Ken Groove                                             288,000
                 Warner/Chapell Music, Inc.                              85,000
                 Liberty International                                  120,505
                 Queenstone Financial Corporation                       332,798
                 Other                                                  552,129
                                                                    -----------
                                                                    $ 1,605,903

NOTE 9 CAPITAL LEASES PAYABLE

        The Company has two capital leases for computer hardware and software. The leases are for 36 months with monthly rentals of $2,353 plus taxes, including interest at 13.2% and 14.2%. Future minimum lease payments on the lease are as follows:

        June 30, 2005 balance                                       $     3,344

        Less amount representing interest                                 2,289

        Present value of future minimum lease payments                    1,055

        Less current portion                                              1,055
                                                                    -----------
        Long-term portion                                           $         0
                                                                    ===========

                                     NUTECH DIGITAL, INC.
                                 NOTES TO FINANCIAL STATEMENTS
                                         JUNE 30, 2005
                                          (UNAUDITED)
----------------------------------------------------------------------------------------------

NOTE 10 LOANS PAYABLE, RELATED PARTY

      Loans payable relating to related parties include the following:

                                                                                     CURRENT
                                                                      TOTAL          PORTION
                                                                   ------------   ------------
      LEE KASPER (PRESIDENT OF THE COMPANY)

        Mr. Kasper routinely provides the Company with advances
        and debt payments as necessary. The loan is due upon
        demand and bears interest at 10% per annum. The
        principal balance at June 30, 2005 is:                     $     10,000   $     10,000
                                                                   ============   ============

NOTE 11  NOTE PAYABLE, RELATED PARTY

      Note payable relating to related parties include the following:

                                                                                    CURRENT
                                                                      TOTAL         PORTION
                                                                   ------------   ------------
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

              2. Interest: 3% per annum.

              3. Thirty-six monthly payments of principal and interest in the amount of $14,541.

              4. Principal balance at June 30, 2005 is:            $    144,094   $    144,094
                                                                   ------------   ------------
                                                                   $    144,094   $    144,094
                                                                   ============   ============


                                     NUTECH DIGITAL, INC.
                                 NOTES TO FINANCIAL STATEMENTS
                                         JUNE 30, 2005
                                          (UNAUDITED)
----------------------------------------------------------------------------------------------

NOTE 12  NOTES PAYABLE, OTHER

                                                                                     CURRENT
                                                                      TOTAL          PORTION
                                                                   ------------   ------------
        RITEK CORP

        In August, 1998, the Company received a $400,000 loan
        from Ritek Corp. The loan accrues interest at 8.5% per
        annum and entitles Ritek Corp. to 50% ownership in the
        licensing rights in the Shadoan DVD Game. The loan
        requires monthly payments of interest and principal with
        the agreement that the total loan and interest was to be
        paid on June 10, 1999. If the loan was not paid on that
        date, then Ritek would become 100% owner and license
        holder of the Title "Shadoan" should the Company fail to
        make payment within 10 days of notice of default. As of
        June 30, 2005, Ritek has not issued notice of default.     $    400,000   $    400,000

        SMALL BUSINESS ADMINISTRATION AND COMERICA BANK LOAN

        On July 12, 2000, the Company received a $900,000 Small
        Business Administration loan with Comerica Bank
        participation. The loan requires monthly payments of
        $6,414, including interest at 2% over prime. The loan is
        secured by all assets of the Company and the major
        stockholder's personal residence and personal guaranty.
        The loan matures on July 14, 2018. Effective interest
        rate at June 30, 2005 was 7.25%.                                689,343         24,392
                                                                   ------------   ------------
                                                                   $  1,089,343   $    424,392
                                                                   ============   ============

NOTE 13 CONVERTIBLE PROMISSORY NOTES

      The Company issued two convertible promissory notes totaling $137,566. The notes can be converted after July 7, 2004 into common stock of the Company at a conversion price of $0.25 per share (550,264 total shares). The notes are unsecured and bear interest at the minimum rate permitted by the IRS (4.0% at June 30, 2005). The notes were issued July 7, 2003, when the Company's stock was trading at $0.15 per share. Accordingly, no beneficial conversion feature existed on these notes. The notes matured on July 5, 2005 and the Company is currently renegotiating the terms of these notes.

NOTE 14 COMMON STOCK

      During the six months ended June 30, 2005, the Company issued the following shares of common stock:

      On February 28, 2005, 150,000 shares of common stock, with an aggregate fair value of $33,000, were issued to a consultant for a one year consulting agreement that expires on February 22, 2006.

      On April 18, 2005, 100,000 shares of common stock, with an aggregate fair value of $12,000, were issued to a consultant for a one year consulting agreement that expires on February 22, 2006.

      On April 19, 2005, 200,000 shares of common stock, with an aggregate fair value of $26,000, were issued to a consultant for a one year consulting agreement that expires on April 19, 2006.

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)
--------------------------------------------------------------------------------

      On June 10, 2005, 250,000 shares of restricted common stock, with an aggregate fair value of $32,500, were issued to a consultant for a two month consulting agreement that expires on August 10, 2005.

NOTE 15 ADVERTISING

      The Company expenses all advertising as incurred. Advertising expenses for the six month periods ended June 30, 2005 and 2004 were $2,101 and $5,420, respectively.

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

      The rent expense for the six month periods ended June 30, 2005 and 2004 was $56,696 and $54,785, respectively.

NOTE 17 INCENTIVE STOCK OPTIONS

      The Board of Directors and stockholders approved the NuTech Digital, Inc. 2001 Equity Incentive Plan which permits the Board of Directors to grant, for a ten year period, both stock purchase rights and stock options. The Company has reserved 4,304,099 shares of its common stock for issuance to the directors, employees and consultants under the Plan. The Plan is administered by the Board of Directors.

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

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 17 INCENTIVE STOCK OPTIONS (CONTINUED)

      A summary of the option activity for the six months ended June 30, 2005, pursuant to the terms of the plan is as follows:

                                                                      WEIGHTED
                                                        SHARES        AVERAGE
                                                        UNDER        EXERCISE
                                                       OPTION         PRICE
                                                   -------------  -------------

        Options outstanding at January 1, 2005         2,715,000    $      0.59

        Cancelled and expired                           (260,000)          0.14
                                                   -------------    -----------
        Options outstanding at June 30, 2005           2,455,000    $      0.32
                                                   =============    ===========

      Options for the purchase of 2,440,000 shares were exercisable at June 30, 2005.

      Information regarding stock options outstanding as of June 30, 2005 is as follows:

        Price range                                             $ 0.11 - $ 0.66
        Weighted average exercise price                                  $ 0.32
        Weighted average remaining contractual life          4 years, 11 months

NOTE 18 ADDITIONAL STOCK OPTIONS

      The Company, from time to time, grants stock options approved by the Board of Directors to employees as incentives and awards outside of the NuTech Digital, Inc. 2001 Equity Incentive Plan. The stock options grants have been approved by stockholders.

      On June 18, 2004, Lee Kasper was granted an option to purchase 2,000,000 shares of common stock at a price of $0.385 per share, 110% of the fair market value on the date of grant. The term of the option is five years. Mr. Kasper will have the right to purchase 1,000,000 shares if the Company earns at least $2,000,000 in any calendar quarter during the 2004 fiscal year. Mr. Kasper's right to purchase an additional 500,000 shares will vest if the Company earns at least $5,000,000 in revenues during the 2004 fiscal year. The right to purchase 500,000 shares will vest if the Company successfully produces at least two major music concerts during the 2004 fiscal year. A major music concert is defined as a concert having a production budget that is no less that $250,000. The Company has successfully produced two major music concerts during the 2004 fiscal year. As of December 31, 2004, the right to purchase 1,500,000 of these warrants lapsed.

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 18 ADDITIONAL STOCK OPTIONS (CONTINUED)

      On June 18, 2004, Joseph Giarmo was granted an option to purchase 300,000 shares of common stock at a price of $0.35 per share, the fair market value on the date of grant. The term of the option is ten years. The right to purchase 150,000 shares vest immediately, in recognition of Mr. Giarmo's efforts in filming our first music concert. Mr. Giarmo will have the right to purchase 50,000 shares if the Company earns at least $2,000,000 in any calendar quarter during the 2004 fiscal year. Mr. Giarmo's right to purchase an additional 50,000 shares will vest if the Company earns at least $5,000,000 in revenues during the 2004 fiscal year. The right to purchase 50,000 shares will vest if the Company successfully produces at least two major music concerts during the 2004 fiscal year. A major music concert is defined as a concert having a production budget that is no less that $250,000. The Company has successfully produced two major music concerts during the 2004 fiscal year. As of December 31, 2004, the right to purchase 100,000 of these warrants lapsed.

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

NOTE 19 COMMON STOCK PURCHASE WARRANTS

      On February 24, 2004, the Company issued a warrant to acquire up to 12,500,000 shares of common stock at an exercise price of $0.75 in connection with a private offering on the same date. The warrant expires on February 24, 2014 and is fully vested and exercisable.

      On March 17, 2005, the Company issued a warrant to acquire up to 3,000,000 shares of common stock at an exercise price of $0.14 to the Company's President, Lee Kasper. On April 26, 2005, the warrant was cancelled by mutual agreement of the Company and Mr. Kasper.

      On April 25, 2005, the Company issued a warrant to acquire up to 300,000 shares of common stock at an exercise price of $0.65 per share for the first 100,000 shares, $0.85 per share for the second 100,000 shares and $1.00 per share for the remaining 100,000 shares, to Redwood Consultants, LLC for consulting services rendered during the second quarter of 2005. The warrant expires April 25, 2007 and is fully vested and exercisable.

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 19 COMMON STOCK PURCHASE WARRANTS (CONTINUED)

      The following table summarizes information about common stock warrants outstanding at June 30, 2005:

        DATE                 NUMBER OF SHARES       TERM      EXERCISE PRICE
        -----------------    ----------------     --------    --------------
        February 24, 2004          12,500,000     10 years             $0.75
        April 25, 2005                100,000      2 years             $0.65
        April 25, 2005                100,000      2 years             $0.85
        April 25, 2005                100,000      2 years             $1.00
                             ----------------
                                   12,800,000
                             ================

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

      The following is a summary of the shares covered by the plan as of June 30, 2005:

        Total shares authorized                                       5,000,000

        Shares issued during the year ended December 31, 2003
          ($0.12 - $1.20 per share)                                   1,315,000

        Shares issued during the year ended December 31, 2004
          ($0.24 - $1.20 per share)                                   1,082,223

        Shares issued during the six months ended June 30, 2005
          ($0.12 - $0.22 per share)                                     450,000
                                                                    -----------
                                                                      2,152,777
                                                                    ===========

NOTE 21 BUSINESS SEGMENTS

      FASB Statement No.131 "Disclosures About Segments of an Enterprise and Related Information," requires companies to provide certain information about their operating segments. The Company has two operating segments: revenues derived from purchasing licensing rights to entertainment products and revenue from the sales derived from product of live concerts.

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 21 BUSINESS SEGMENTS (CONTINUED)

      Summarized financial information concerning the Company's reportable segments is shown on the following table:


                                                     PURCHASING    PRODUCTION OF
                     2005                LICENSES   LIVE CONCERTS      TOTAL
        -----------------------------  -----------  -------------  ------------
        Sales, net                     $ 1,207,727    $ 191,067    $  1,398,794
        Operating income (loss)          ( 883,648)     176,099        (707,549)
        Total assets                     5,280,631      699,778       5,980,409
        Depreciation and amortization      175,998            0         175,998
        Capital expenditures                48,514            0          48,514


                                                      PURCHASING   PRODUCTION OF
                     2004               LICENSES    LIVE CONCERTS     TOTAL
        -----------------------------  -----------  -------------  ------------

        Sales, net                     $ 2,578,716  $           0  $  2,578,716
        Operating (loss)                 ( 295,756)             0     ( 295,756)
        Total assets                     7,341,501              0     7,341,501
        Depreciation and amortization      176,270              0       176,270
        Capital expenditures               274,293              0       274,293

NOTE 22 MANAGEMENT PLANS

      Management's plans to eliminate the going concern situation include, but are not limited to the following:

      o Reduction of legal, consulting and public relation expenses through the approval and acceptance of contracts with these professional that place a limit on the amount of expenses the Company will incur for their services.

      o The release of the Company's first live music concert DVD occurred in November of 2004. It is anticipated that this, along with two additional DVDs scheduled for release in the first quarter of 2005, will increase the revenue stream from this business segment.

      o Management is presently negotiating with additional major artists for exclusive rights to produce and distribute their live music concerts worldwide.

      o Subsequent to June 30, 2005, the Company obtained additional financing (See Note 24).

NOTE 23 WARNER ELEKTRA ATLANTA CORPORATION CONTRACT

      During June 2005, the Company sold $457,466 of products to Warner Elektra Atlanta Corporation, ("Warner") on a consignment basis. The products sold have a cost to the Company of $26,035 and royalty costs to the Company of $89,088. The Company received a non-refundable, recoupable deposit from Warner of $200,000. The Company will not recognize revenue from this sale until such time Warner ships the products to its customers and receives payment for the merchandise.

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 24  SUBSEQUENT EVENTS

      On August 1, 2005, Mr. Kasper, President of the Company received an additional $350,000 loan from Skura Intercontinental Trading Company and loaned the $350,000 proceeds to the Company. The terms of the loan are the same as the terms of the loan from Skura Intercontinental Trading Company to Mr. Kasper. The loan is secured by a deed of trust on Mr. Kasper's personal residence, has an interest rate of 8%, and is payable in thirty-six equal monthly payments of principal and interest in the amount of $10,968.

      On August 1, 2005, the Company received a $100,000 loan from Noel Gimbel, an unrelated party. The loan is personally guaranteed by Mr. Kasper, President of the Company, has an interest rate of 10% per annum, and interest payments are due every 90 days in the amount of $2,500, with the unpaid principal balance due on or before January 31, 2006.

      On August 1, 2005, the Company entered into an Exclusive Replication Services Agreement with L&M Optical Disk West, LLC, ("L&M"), whereby L&M is the Company's exclusive provider of replication and packaging services. The agreement has a term of two years and calls for payment in accordance with L&M's regular fee schedule.

      In July 2005, the Company reached a payment and settlement agreement with Ken Groove regarding an outstanding payable balance of $288,000 the Company has recorded in accounts payable.

      On July 22, 2005, the Company entered into a Settlement Agreement and Mutual and General Release with Dimension DVD, Inc. whereby the Company agreed to pay the remaining balance of $35,070, currently in accounts payable, in installments of $1,500 due by Friday of each week beginning July 22, 2005 and continuing through Friday, December 16, 2005 and one final installment payment of $2,070 due by Friday, December 23, 2005.

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

      These interim financial statements are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited consolidated financial statements for the interim periods presented. Operating results for the three months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. Accordingly, you attention is directed to footnote disclosures found in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, and particularly to Note 1, which includes a summary of significant accounting policies.

OVERVIEW OF BUSINESS

      We are engaged in the business of licensing and selling to distributors general entertainment products, most of which are made available through digital versatile discs, commonly known as DVDs. Our products include popular music concerts, Japanese anime, late night programming and general entertainment action adventure films. Prior to 2005, we also actively engaged in the sale of children's animated films and karaoke software. We began phasing out these products during 2005 when management decided to shift the emphasis of our business from selling general entertainment products to producing, filming using high definition technology, and distributing popular music concerts. However, we still hold and sell a film library of over 600 titles. We still plan to continue to aggressively sell DVDs from our film library. In fact, we spent approximately $1,800,000 in 2004 to acquire the rights to new titles. We are working to expand our library of high definition music concerts and, whenever possible, to obtain broadcast rights to these concerts.

      All of our DVD products are sold through retail stores, the Internet, and wholesale distributors. We also license the broadcast rights to the music concerts we produce and film.

      In January 2005 we implemented a digital rights management technology affording us the ability to offer our products on demand over the Internet. Our digital rights management technology allows our products to be accessed via secure downloads to a personal computer.

      In June 2005, we sold $457,466 of products to Warner Elektra Atlanta Corporation, ("Warner") on a consignment basis. The products sold have a cost of $26,035 and royalty costs of $89,088. We received a non-refundable, recoupable deposit of $200,000. Accordingly, we will not recognize revenue from this sale until such time Warner ships the products to its customers and receives payment for the merchandise.

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

      The production and filming of popular music concerts is extremely cash intensive. Production costs, such as fees or costs for the artist, venue, musicians, sound and cameramen, make-up, wardrobe, insurance and releases, are paid either prior to or immediately following the performance. To date, we have paid these costs or, in some instances, we have partnered with unrelated third parties who assist us with the payment of these costs in exchange for a share of the royalties. After the performance, we must spend additional funds to have the master prepared and ultimately approved by the artist, which may take several months. For example, while we filmed our first concert in April 2004, the release of our first concert DVD did not occur until November 2004. Depending on our agreement with the artist, we may obtain all the rights to the production, in which case we can exploit it in any medium, or we may obtain only restricted rights, such as the right to broadcast the concert only outside the United States. Generally, our agreements require us to split the royalty from sales of the concert DVD and, if we received them, broadcast rights, with the artist after we recoup our production expenses, although the terms of these agreements vary. There is no guarantee that any concert we film will result in a DVD that will sell enough copies to make filming the concert profitable. During the six months ended June 30, 2005, revenues from our music concerts, totaled only $7,603. Although we expect revenues from this source to increase as we release more concert DVDs, we cannot be certain that this will happen. During the six months ended June 30, 2005, we also sold licensing rights to certain music concerts in the amount of $191,067. In accordance with SOP 00-2 we recognized the revenue at the date of the various agreements. This revenue is not recurring and we cannot be certain this level will increase in the future.

      While we added popular music concerts to our product offerings during the 2005 fiscal six months we also decided to stop offering karaoke products. Karaoke products represented approximately 6% of our revenues during the six months ended June 30, 2005 and approximately 10% of our revenues the six months ended June 30, 2004.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      In consultation with our Board of Directors, we have identified various accounting principles that we believe are key to an understanding of our financial statements. These important accounting policies require management's most difficult, subjective judgments.

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

      Revenue Recognition - Consignment Sales. We recognize revenue from consignment sales when the consignee sells the product to its customer and receives payment for the merchandise.

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

      Inventories. Our inventories are stated at the lower of cost or market. Slow moving and obsolete inventories are analyzed for potential reserves on a quarterly basis. To calculate the reserve amount, we compare the current on-hand quantities with the actual usage over the past 36 months. On-hand quantities greater than actual usages are considered for reserve at the standard unit cost. Additionally, non-cancelable open purchase orders for inventory we are obligated to purchase, where demand has been reduced, may be reserved. Reserves for open purchase orders where the market price is lower than the purchase order price are also established.

      Amortization of Completed Masters. We amortize our completed masters over the life of its licensing agreements, which is generally 7 years. If a product is not selling in sufficient quantities, we then write down the asset to its estimated fair value and records the impairment as a current period expense.

      Prepaid Production Costs. Prepaid production costs are stated at cost less accumulated amortization. We amortize production costs using the individual film-forecast-computation method as required by Statement of Position 00-2, Accounting by Producers or Distributors of Films. Under this method, amortization is computed in the ratio that current period actual revenue (numerator) bears to estimated remaining unrecognized ultimate revenue as of the beginning of the current fiscal year (denominator).

      Accounting Estimates. Management uses estimates and assumptions in preparing financial statements in accordance with accounting principles generally accepted in the United States of America. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Each quarter, management analyzes product sales, discusses potential future orders with customers and reviews the economic conditions of the industry for the purpose of analyzing the recover of completed master costs, production costs and prepaid royalties. Actual results could vary from the estimates that management uses.

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

      Royalty Advances. Royalty advances are stated at cost, less royalties earned by the licensor on sales from the license agreement. We periodically analyze license agreements and if a product is not selling in sufficient quantities, we record an impairment expense in the amount of the estimated unrecoverable advance royalty as a current period expense.

RESULTS OF OPERATIONS

Selected Statement Of Operations Data

      Comparison of Six Month Periods. Summarized in the table below is statement of operations data comparing the six months ended June 30, 2005 with the six months ended June 30, 2004:

                                            Six Months Ended         Increase/
                                      June 30, 2005 June 30, 2004   (Decrease)
                                       -----------  -------------  ------------
Sales
     Products                          $ 1,207,727  $   2,578,716  $ (1,370,989)
     Sales, Licensing Agreements           191,067             --       191,067
                                       -----------  -------------  ------------
     Total Sales                         1,398,794      2,578,716    (1,179,922)
Costs of Sales                             537,674        902,976      (365,302)
                                       -----------  -------------  ------------
     Percentage of Sales                        38%            35%
Gross Profit                               861,120      1,675,740      (814,620)
                                       -----------  -------------  ------------
     Percentage of Sales                        62%            65%
Expenses                                 1,568,669      1,971,496      (402,827)
                                       -----------  -------------  ------------
Operating Loss                            (707,549)      (295,756)     (411,793)
Interest Expense                           (55,225)       (65,704)      (10,479)
Recovery of Bad Debts                           --         10,403       (10,403)
                                       -----------  -------------  ------------
Litigation Settlement                           --        (25,000)      (25,000)
                                       -----------  -------------  ------------
(Loss) before Corporation
     Income Taxes                         (762,774)      (326,057)     (436,717)
Corporation Income Tax                         800            800            --
                                       -----------  -------------  ------------
Net (Loss)                               ($763,574)     ($326,857)    ($436,717)
                                       ===========  =============  ============
Net (Loss) Per Share
     Basic and Diluted                      ($0.03)        ($0.02)       ($0.01)
                                       ===========  =============  ============

Sales

      Our sales for the six months ended June 30, 2005 were $1,398,794, as compared to sales of $2,578,716 for the six months ended June 30, 2004, a 46% decrease. This decrease for the six months ended June 30, 2005 is primarily attributable reduced sales of children's animated films and karaoke software, as we began phasing out these products and shift our emphasis to music concerts. During the six months ended June 30, 2004, we also experienced a one time sale of $550,000 to one customer that was not repeated in 2005. The sales of licenses for our music concerts yielded $190,567 and a licensing agreement for our hentai product that yielded $500 in revenues during the six months ending June 30, 2005. The addition of popular music concert DVDs to our product offerings contributed $7,603 to the overall increase in our revenues. We expect sales from the production of live concerts to grow as we expand this segment of our business.

      During June 2005 we shifted our sales focus to consignment sales and we sold $457,466 of products to Warner Elektra Atlanta Corporation, ("Warner") on a consignment basis. The products sold have a cost to us of $26,035 and royalty costs to us of $89,088. We received a non-refundable, recoupable deposit from Warner of $200,000. We will not recognize revenue from this sale until such time Warner ships the products to its customers and receives payment for the merchandise. During this transition time in which our sales on consignment are not recognized, we anticipate that this non-recognition will have the effect of temporarily reducing our reported sales revenue.

Cost of Sales and Gross Profit

      Our cost of sales for the six months ended June 30, 2005 was $537,674 or 38% of sales, as compared to $902,976 or 35% of sales for the six months ended June 30, 2004. The 3% increase in cost of sales as a percentage of sales for the six months ended June 30, 2005 was attributable to a change in our product sales mix in that a greater portion of our sales for the six months ended June 30, 2005 was comprised of our anime products, which carry a lower overall gross profit percentage than our other products. In addition, we liquidated some inventory at below cost.

      Our gross profit for the six months ended June 30, 2005 was $861,120 or 62% of sales, as compared to $1,971,496 or 65% of sales for the six months ended June 30, 2004. The 3% decline in our gross profit as a percentage for the six months ended June 30, 2005 is attributable to a change in our product sales mix as mentioned above.

Selling, Consulting and General and Administrative Expenses

      Summarized in the table below are selling, consulting and general and administrative expenses comparing the six months ended June 30, 2005 with the six months ended June 30, 2004:

                                             Six Months Ended        Increase
                                     June 30, 2005  June 30, 2004   /(Decrease)
                                     -------------  -------------   -----------
Expenses
Selling Expenses
  Credit Card Fees                   $       6,547  $      20,419   $    13,872
  Salaries, Wages and Payroll Taxes         31,459         47,745       (16,286)
  Commission Expense                        30,351             --        30,351
  Royalty Expense                          180,309        173,857         6,452
  Other Selling Expenses                     3,984            876         3,108
                                     -------------  -------------   -----------
                                     $     252,650  $     242,897   $     9,753
                                     -------------  -------------   -----------
Consulting Expenses                  $     160,595  $     329,904   $  (169,309)
                                     -------------  -------------   -----------
General and Administrative Expenses
  Automobile Expenses                       14,384         21,742        (7,358)
  Travel Expenses                           23,606         24,052          (446)
  Internet and Web Development              10,756         27,998       (17,242)
  Telephone and Utility Expense             28,178         31,930        (3,752)
  Accounting Fees                           52,642         47,994         4,648

  Promotion and Public Relations             4,444         50,678       (46,234)
  Rent                                      56,696         54,785         1,911
  Insurance                                 74,577         69,885         4,692
  Legal Fees                               110,378        163,675       (53,297)
  Amortization and Depreciation            175,998        177,851        (1,853)
  Salaries, Wages and Payroll Taxes        525,229        589,323       (64,094)
  Other General and Administrative
    Expenses                                78,536        138,782       (60,246)
                                     -------------  -------------   -----------
                                     $   1,155,424  $   1,398,695   $  (243,271)

Total Expenses                       $   1,568,669  $   1,971,496   $  (402,827)
                                     =============  =============   ===========


      Our selling, consulting and general and administrative expenses for the six months ended June 30, 2005 were $1,568,669, representing a decrease of $402,827 or 20% from selling, consulting and general and administrative expenses of $1,971,496 for the six months ended June 30, 2004. A number of factors contributed to the overall decrease.

      Our selling expenses increased $9,753 or 4% during the six months ended June 30, 2005 to $252,650 as compared to $242,897 for the six months ended June 30, 2004. This increase is directly related to the commission expense recognized on the sale of licenses for our music concerts. The commission agreements typically call for 15% commission. This increase was offset by a decrease in credit card fees of $13,872 and salaries, wages and payroll taxes of $16,286 as a result of our ongoing efforts to reduce costs.

      The consulting expenses incurred during the six months ended June 30, 2005 related to our retention of several consultants to assist us in developing a business plan, promote our products, acquire performers for musical concerts and maintain investor relations. We do not expect these expenses to continue at these levels in the future.

      The overall decrease of $243,271 or 17% in our other general and administrative expenses for the six months ended June 30, 2005 to $1,155,424 from $1,398,695 for the six months ended June 30, 2004 was attributable to the decrease of $53,297 in legal fees, the decrease of $64,094 in salaries, wages and payroll taxes and the decrease in promotion and public relations of $46,234 as a result of our ongoing efforts to reduce costs.

      The legal fees paid for the six months ended June 30, 2005 primarily related to litigation costs and the preparation of production agreements relating to the production and filming of popular music concerts. Legal fees are also incurred on an on-going basis for preparation of the reports we file with the Securities and Exchange Commission. During the six months ended June 30, 2004 we also incurred legal fees for the preparation of documents relating to an offering of our securities which we did not incur during the six months ended June 30, 2005.

      The decrease in salaries, wages and payroll taxes for the six months ended June 30, 2005 is primarily attributable to the fact that we have eliminated a number of administrative positions in order to reduce costs. We may need to fill these administrative positions again depending on our needs in the near future.

Interest Expense

            Interest expense for the six months ended June 30, 2005 was $55,225 as compared to $65,704 for the six months ended June 30, 2004. This decrease of $10,479 or 16% is the result of the overall decrease in the prime interest rate, which decreases the rate of interest that accrues on the Small Business Administration loan we have through Comerica Bank, and the reduction of total debt which in turn reduces our interest expense.

Net Income (Loss)

      Pursuant to the aforementioned, our net loss increased $436,717 or 134% from $326,857 during the six months ended June 30, 2004 to $763,574 during the six months ended June 30, 2005.

      Comparison of Three Month Periods. Summarized in the table below is statement of operations data comparing the three months ended June 30, 2005 with the three months ended June 30, 2004:

                                            Three Months Ended       Increase/
                                     June 30, 2005  June 30, 2004   (Decrease)
                                     -------------  -------------   -----------
Sales
     Products                        $     299,252  $   1,547,200   $(1,247,948)
     Sales, Licensing Agreements                --             --            --
                                     -------------  -------------   -----------
     Total Sales                           299,252      1,547,200    (1,247,948)
Costs of Sales                              96,798        739,272      (642,474)
                                     -------------  -------------   -----------
     Percentage of Sales                        32%            48%
Gross Profit                               202,454        807,928      (605,474)
                                     -------------  -------------   -----------
     Percentage of Sales                        68%            52%
Expenses                                   753,819      1,011,324       257,505
                                     -------------  -------------   -----------
Operating Loss                            (551,365)      (203,396)     (347,969)
Interest Expense                           (25,782)       (25,179)         (603)
Recovery of Bad Debts                           --         (2,143)        2,143
                                     -------------  -------------   -----------
Litigation Settlement                           --         25,000       (25,000)
                                     -------------  -------------   -----------
(Loss) before Corporation
     Income Taxes                         (577,147)      (201,432)     (375,715)
Corporation Income Tax                          --            800           800
                                     -------------  -------------   -----------
Net (Loss)                               ($577,147)     ($202,232)    ($374,915)
                                     =============  =============   ===========
Net (Loss) Per Share
     Basic and Diluted                      ($0.03)        ($0.01)       ($0.02)
                                     =============  =============   ===========

Sales

      Our sales for the three months ended June 30, 2005 were $299,252, as compared to sales of $1,547,200 for the three months ended June 30, 2004, representing an 81% decrease. This decrease for the three months ended June 30, 2005 is primarily attributable reduced sales of children's animated films and karaoke software, as we began phasing out these products and shift our emphasis to music concerts. We also experienced a delay in certain release dates on our music concert products. During the three months ended June 30, 2004, we also experienced a one time sale of $550,000 to one customer that was not repeated in 2005.

      As discussed previously in this section and the footnotes to our financial statements, during June 2005 we shifted our sales focus to consignment sales and we sold $457,466 of products to Warner on a consignment basis. We will not recognize revenue from this sale until such time Warner ships the products to its customers and receives payment for the merchandise. During this transition period in which our sales on consignment are not recognized, we anticipate that this non-recognition will have the effect of temporarily reducing our reported sales revenue.

Cost of Sales and Gross Profit

      Our cost of sales for the three months ended June 30, 2005 was $96,798 or 32% of sales, as compared to $739,272 or 48% of sales for the three months ended June 30, 2004. The 16% decrease in cost of sales as a percentage of sales for the three months ended June 30, 2005 was attributable to a one time sale we experienced during the three months ended June 30, 2004, which we sold at a large discount due to the volume. This type of sale was not repeated in the three months ended June 30, 2005.

      Our gross profit for the three months ended June 30, 2005 was $202,454, as compared to $807,928 for the three months ended June 30, 2004. This decrease in gross profits is due to reduced sales. Our gross profits as a percentage of sales was 68% for the three months ended June 30, 2005, as compared to 52% for the three months ended June 30, 2004. The 16% increase in our gross profit as a percentage of sales for the three months ended June 30, 2005 is attributable to a change in our product sales mix as mentioned above.

Selling, Consulting and General and Administrative Expenses

      Summarized in the table below are selling, consulting and general and administrative expenses comparing the three months ended June 30, 2005 with the three months ended June 30, 2004:

                                          Three Months Ended         Increase/
                                     June 30, 2005  June 30, 2004   (Decrease)
                                     -------------  -------------   -----------
Expenses
Selling Expenses
 Credit Card Fees                    $       3,677  $      11,071   $    (7,394)
 Salaries, Wages and Payroll
Taxes                                       12,810         24,596       (11,786)
 Commission Expense                          1,266             --         1,266
 Royalty Expense                            70,456        121,966       (51,510)
 Other Selling Expenses                      3,521            876         2,645
                                     -------------  -------------   -----------
                                     $      91,730  $     158,509   $   (66,779)
                                     -------------  -------------   -----------
Consulting Expenses                  $      96,081  $     210,437   $  (114,356)
                                     -------------  -------------   -----------

General and Administrative Expenses
 Automobile Expenses                         5,433          6,502        (1,069)
 Travel Expenses                             3,481          7,876        (4,395)
 Internet and Web Development                6,592         11,344        (4,752)
 Telephone and Utility Expense              15,351         18,032        (2,681)
 Accounting Fees                            12,529         14,250        (1,721)
 Promotion and Public Relations              2,192         28,259       (26,067)
 Rent                                       28,146         27,395           751
 Insurance                                  40,494         41,136          (642)
 Legal Fees                                 71,894         40,824        31,070
 Amortization and Depreciation              88,189         89,668        (1,479)
 Salaries, Wages and Payroll Taxes
                                           273,300        255,857        17,443
Other General and Administrative
 Expenses                                   15,846        101,235       (82,828)
                                     -------------  -------------   -----------
                                     $     566,008  $     642,378   $   (76,370)

Total Expenses                       $     753,819  $   1,011,324   $  (257,505)
                                     =============  =============   ===========

      Our selling, consulting and general and administrative expenses for the three months ended June 30, 2005 were $753,819, representing a decrease of $257,505 or 25% from selling, consulting and general and administrative expenses of $1,011,324 for the three months ended June 30, 2004. A number of factors contributed to the overall decrease.

      Our selling expenses decreased $66,779 or 42% during the three months ended June 30, 2005 to $91,730 as compared to $158,509 for the three months ended June 30, 2004. This decrease is directly related to the decrease in royalty expense as a result of lower product sales that directly affect the amount of royalty expense.

      The consulting expenses incurred during the three months ended June 30, 2005 related to our retention of several consultants to assist us in developing a business plan, promoting our products, acquiring performers for musical concerts and maintaining investor relations. We do not expect these expenses to continue at these levels in the future.

      The overall decrease of $76,370 or 12% in our other general and administrative expenses for the three months ended June 30, 2005 to $566,008 from $642,378 for the three months ended June 30, 2004 was attributable to the decrease of $26,067 in promotion and public relations and the decrease of $82,828 in other general and administrative expenses that included various cost reductions taken during this fiscal period. These decreases were offset by an increase of $31,070 in legal fees.

      The legal fees paid for the three months ended June 30, 2005 primarily related to litigation costs and the preparation of production agreements relating to the production and filming of popular music concerts. Legal fees are also incurred on an on-going basis for preparation of the reports we file with the Securities and Exchange Commission.

Interest Expense

      Interest expense for the three months ended June 30, 2005 was $25,782 as compared to $25,179 for the three months ended June 30, 2004. This decrease of $603 or 2% is the result of the overall decrease in the prime interest rate, which decreases the rate of interest that accrues on the Small Business Administration loan we have through Comerica Bank and the reduction of total debt which in turn reduces our interest expense.

Net Income (Loss)

      Pursuant to the aforementioned, our net loss increased $374,915 or 185% from $202,232 during the three months ended June 30, 2004 to $577,147 during the three months ended June 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

      To date, we have financed our operations with cash from our operating activities, a bank line of credit, a Small Business Administration loan, various loans from individuals, cash raised through the sale of our securities or the exercise of options or warrants, and the issuance of our securities to various consultants in payment for the provision of their services or to other creditors in satisfaction of our indebtedness to them.

      On February 2, 2004 and again on February 27, 2004, we completed a private sale of units to accredited investors. The units consisted of one share of common stock and a warrant to purchase two shares of common stock. Through these offerings, we raised a total of $750,000 and $1,750,000 in gross proceeds, respectively. The price per unit was $0.40 and the warrant conversion price is $0.75. We received net proceeds totaling $2,266,050 from these sales after costs and fees.

      In September 2004 we borrowed $360,000 from our Chief Executive Officer, President and significant shareholder, Mr. Kasper, and a total of $100,000 from trusts created for the benefit of his children. All of these loans had a term of one three months and bore simple interest at the rate of 10% per annum. We repaid these loans with part of the proceeds we received from the financing we undertook in February 2004.

      In February 2004 Mr. Kasper received a personal loan in the amount of $500,000. The interest rate on the loan is 3% per annum, and the loan is scheduled to be repaid over a 36 month period. Mr. Kasper loaned these funds to us on identical terms. We used these funds to expand our library of anime titles.

      In August 1998 we entered into an agreement with Ritek Corporation whereby we received an advance in the amount of $400,000 against royalties to be earned through the sale of the children's game, "Shadoan." We also agreed to pay simple interest of 8.5% per three months on the advance amount. We used this money to acquire the license for the game as well as for working capital. As consideration for the advance, we agreed that, so long as the advance amount was outstanding, our ownership of the license to the game would be shared equally with Ritek Corporation. We further agreed to retain the services of Ritek Corporation to replicate the game, at a per disc price that was competitive in our industry. Ritek Corporation agreed that we could repay the advance by paying a per-disc charge of $2 over the replication price. If we fail to make payments in accordance with our agreement, Ritek Corporation is entitled to give us notice of default. If we fail to pay the principal amount within 10 days after we receive the notice, we are required to forfeit our ownership rights in the license to Ritek Corporation. We have derived minimal revenues from the game and we have not repaid the advance in accordance with our agreement. As of June 30, 2005, the unpaid balance of the advance was $400,000. We failed to pay all of the interest that accrued during the past two fiscal years, and we have recorded a liability for unpaid interest totaling $116,165 as of June 30, 2005. Ritek Corporation has not given us notice of default and has not asked us to transfer our rights to the license. If we were required to transfer our license to the game to Ritek Corporation, it would not have a significant impact on our revenues or the results of our operations.

Sources And Uses Of Cash

      Summarized in the table below is information derived from our statements of cash flow comparing the six months ended June 30, 2005 with the six months ended June 30, 2004:

                                           Six months ended
                                     June 30, 2005  June 30, 2004
Net Cash Provided (Used) By

Operating Activities                 $     371,959  ($  1,427,538)
Investing Activities                       (48,514)      (274,293)
Financing Activities                      (300,921)     1,671,004
                                     -------------  -------------
Net Increase (Decrease) in Cash      $      22,524  $      30,827
                                     =============  =============

Operating Activities

      During the six months ended June 30, 2005, our net loss was $763,574. This included non-cash items of depreciation in the amount of $175,998 and payment of consulting fees and services with common stock and warrants in the amount of $28,124 and $11,700, respectively. Cash was provided from operations by the decrease of inventories ($396,913), the decrease in prepaid royalties ($123,241), the decrease in prepaid consulting expense ($103,725), the increase in accounts payable ($101,351), the increase in accrued liabilities ($255,935) and the increase in accrued interest ($21,068). We used the cash provided from operations to fund an increase in accounts receivable ($83,976) and to fund an increase in our reimbursable production costs of ($19,888).

      During the six months ended June 30, 2004, cash was used by operations to fund the acquisition of rights to DVD entertainment products ($1,115,092), to fund increases in accounts receivable ($955,349), to prepay expenses ($102,863) and to purchase inventory ($430,788). These uses of cash were offset by the increase in accounts payable ($679,985) and accrued liabilities (92,383).

Investing Activities

      During the six months ended June 30, 2005 and 2004, we used $48,514 and $274,293, respectively, for the purchases of property and equipment.

Financing Activities

      Financing activities for the six months ended June 30, 2005, used net cash of $300,921. We repaid a bank overdraft in the amount of $42,733, and made principal payments on our notes payable, other, notes payable, related party and capital leases in the amounts of $`13,425, $234,105 and $10,658, respectively.

      Financing activities for the six months ended June 30, 2004 provided net cash of $1,671,004. The primary source of this cash was the $2,266,050 net proceeds from the issuance of common stock. From this we were able to reduce our notes payable and capital leases by $622,667 and $10,174, respectively.

Commitments For Capital Expenditures

      At June 30, 2005, we had no commitments for capital expenditures.

Going Concern

      The financial statements included in this report are presented on a "going concern" basis. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. Our auditors have indicated that the following factors raise substantial doubt as to our ability to continue as a going concern:

      o     we have an accumulated a deficit of $2,578,548 since inception;

      o     we have a working capital deficit of $1,903,435; and

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

      o we released our first live music concert DVD in November of 2004 and we have scheduled for release in 2005 four additional DVDs that we anticipate will increase the revenue stream from this portion of our business; and

      o we intend to continue negotiating with major artists for the exclusive rights to produce and distribute their live music concerts worldwide.

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

      As of June 30, 2005 we had available $22,524 of cash on hand and $1,903,435 of a working capital deficit. Cash generated by our current operations is not sufficient to continue our business for the next twelve months. We will need additional financing during the next 12 months to produce music videos and to pay our costs and expenses, if they stay at current levels. To the extent it becomes necessary to raise additional cash in the future, we will seek to raise it through the public or private sale of debt or equity securities, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing. We may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities. We currently do not have any binding commitments for, or readily available sources of, additional financing. We cannot provide any assurances that we will be able to secure the additional cash or working capital we may require to continue our operations.

SUBSEQUENT EVENTS

      On August 1, 2005, Mr. Kasper, President of the Company received an additional $350,000 loan from Skura Intercontinental Trading Company and loaned the $350,000 proceeds to the Company. The terms of the loan are the same as the terms of the loan from Skura Intercontinental Trading Company to Mr. Kasper. The loan is secured by a deed of trust on Mr. Kasper's personal residence, has an interest rate of 8%, and is payable in thirty-six equal monthly payments of principal and interest in the amount of $10,968.

      On August 1, 2005, the Company received a $100,000 loan from Noel Gimbel, an unrelated party. The loan is personally guaranteed by Mr. Kasper, President of the Company, has an interest rate of 10% per annum. Interest payments are due every 90 days in the amount of $2,500, with the unpaid principal balance due on or before January 31, 2006.

      On August 1, 2005, the Company entered into an Exclusive Replication Services Agreement with L&M Optical Disk West, LLC, ("L&M"), whereby L&M is the Company's exclusive provider of replication and packaging services. The agreement has a term of two years and calls for payment in accordance with L&M's regular fee schedule.

      In July 2005, the Company entered into a payment and settlement agreement with Ken Groove regarding an outstanding payable balance of $288,000 the Company has recorded in accounts payable.

      On July 22, 2005, the Company entered into a Settlement Agreement and Mutual and General Release with Dimension DVD, Inc. whereby the Company agreed to pay the remaining balance of $35,070, currently in accounts payable, in installments of $1,500 due by Friday of each week beginning July 22, 2005 and continuing through Friday, December 16, 2005 and one final installment payment of $2,070 due by Friday, December 23, 2005.

RISK FACTORS AFFECTING BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION

WE HAVE BEGUN PRODUCING AND FILMING POPULAR MUSIC CONCERTS, HOWEVER WE ARE NOT CERTAIN THAT THIS ACTIVITY WILL BE PROFITABLE.

      During the 2005 fiscal six months we shifted the emphasis of our business from licensing and distributing general entertainment products to producing, filming and distributing popular music concerts. We have stopped selling karaoke products and we do not intend to license new film products. The shift in emphasis to producing, filming and distributing popular music concerts and, whenever possible, obtaining the broadcast rights for them, will be more expensive than licensing and distributing general entertainment products, and the time between our expenditure of funds and receipt of revenues will be longer. Furthermore, our filmed concert programming may not ultimately be as desirable to our customers as we anticipate, which would lead to lower than expected sales, decreased profit margins or losses. We cannot predict whether this new venture will be profitable.

WE WILL CONTINUE TO NEED ADDITIONAL FINANCING TO PRODUCE AND FILM MUSIC CONCERTS AND WE CAN PROVIDE NO ASSURANCES THAT WE WILL BE ABLE TO OBTAIN SUFFICIENT FINANCING. IF WE CANNOT OBTAIN SUFFICIENT FINANCING, OUR BUSINESS AND RESULTS OF OPERATIONS WILL BE ADVERSELY AFFECTED.

      The production, filming and distribution of concert DVDs requires a significant outlay of capital. It is unlikely that we will be able to continue to produce and distribute music concerts without additional financing. In the past, we have borrowed money from Lee Kasper, our Chief Executive Officer and President and a significant shareholder, and sold our securities to raise money. Currently, we have no commitments from investors for additional financing. To the extent that we need additional financing to continue our production of music concerts, we cannot assure you that funds will be available to us on favorable terms, or at all. To the extent that additional funds are raised through the sale of our securities, the issuance of those securities could result in dilution to our shareholders. The unavailability of funds could have a material adverse effect on our ability to continue our concert production work, which will adversely affect our business and results of operations.

WE MAY BE UNABLE TO CONTINUE AS A GOING CONCERN.

      Our independent auditor has noted in its report concerning our financial statements as of June 30, 2005 that we have incurred significant operating losses and that we have negative working capital.

THE HOME ENTERTAINMENT INDUSTRY IS INTENSELY COMPETITIVE. WE CANNOT GUARANTEE YOU THAT WE CAN COMPETE SUCCESSFULLY WITHIN OUR INDUSTRY.

      The home entertainment industry is intensely competitive. Our competitors include both major motion picture studios and music labels that are much larger than we are and have far greater name recognition and financial resources than we have. In addition we compete against smaller, independent companies that seek to create niche markets.

DECREASING RETAIL PRICES FOR DVDS MAY NEGATIVELY IMPACT OUR REVENUES.

      The home entertainment programming market in which we compete is rapidly evolving and intensely competitive. Many of our competitors, including major studios, are increasingly offering programming, particularly DVD programming, at lower prices. They may be able to produce or secure programming on more favorable terms and may be able to adopt more aggressive pricing policies. Higher levels of competition within the industry may lead to lower prices and thus reduces sales revenue, decreased profit margins or decreased overall revenues.

IF MUSIC ENTERTAINMENT PROGRAMMING LOSES MARKET SHARE WITHIN THE HOME ENTERTAINMENT INDUSTRY, OUR BUSINESS MAY BE ADVERSELY AFFECTED.

      While we have decided to enter the music entertainment market, we cannot assure you that the music industry in general will continue to prosper or that music entertainment programming will compete successfully against other home entertainment programming. If music programming loses market share within the home entertainment market, our business may be adversely affected.

INVENTORY OBSOLESCENCE POSES A SIGNIFICANT RISK TO US.

      We maintain a substantial investment in product inventory and if we overestimate the demand for a particular title, we may retain significant excess quantities of that title in our warehouse. Retained inventory may become obsolete as our distribution term for the title expires. Although we may sell such inventory at a steeply discounted price toward the end of the distribution term in order to recoup our manufacturing, storage and other costs, there is no guarantee that a market will exist for a given title, even at a steeply discounted price.

OUR OVERALL SUCCESS CURRENTLY DEPENDS ON THE UNPREDICTABLE COMMERCIAL SUCCESS OF OUR PROGRAMMING.

      Conducting business in the entertainment industry involves a substantial degree of risk. Each music video, feature film or other programming title is an individual artistic work, and unpredictable audience reactions primarily determine commercial success. The commercial success of a title also depends upon the quality and acceptance of other competing programs or titles released into the marketplace, critical reviews, the availability of alternative forms of entertainment and leisure activities, general economic conditions and other tangible and intangible factors, all of which are subject to change and cannot be predicted with certainty. Our success will depend in part on the popularity of our programming which, in turn, depends on our ability to gauge and predict expected popularity.

THE MARKET IN WHICH WE DO BUSINESS MAY CHANGE, DECREASING THE DEMAND FOR OUR PRODUCTS. IF THE DEMAND FOR OUR PRODUCTS DECLINES, OUR BUSINESS AND RESULTS OF OPERATIONS MAY BE ADVERSELY AFFECTED.

      The majority of our revenues continue to be derived from sales of our DVD products. Our DVD products compete with pay-per-view cable television systems, in which cable television subscribers pay a fee to see a movie or other program selected by the subscriber. Existing pay-per-view services offer a limited number of channels and programs and are generally available only to households with a converter to unscramble incoming signals. Recently developed technologies, however, permit certain cable companies, direct broadcast satellite companies, telephone companies and other telecommunications companies to transmit a much greater number of movies to homes in more markets. Ultimately, further improvements in these technologies or the development of other technologies, such as Internet-TV, could lead to the availability of a broad selection of movies or music videos to consumers on demand at low prices, which could substantially decrease the demand for DVD-video purchases or rentals. This could have a material adverse effect on our financial condition and results of operations.

WE COULD BECOME INVOLVED IN LITIGATION OVER OUR RIGHTS TO USE OUR PRODUCTS, OR THE RIGHTS OF OTHERS TO USE OUR PRODUCTS. RESOLUTION OF ANY SUCH LITIGATION COULD BE TIME CONSUMING AND COSTLY, WHICH MAY HAVE A MATERIAL ADVERSE AFFECT ON OUR OPERATIONS AND FINANCIAL POSITION.

      We are not aware that the use or licensing of any of our products infringe the proprietary rights of third parties, and we are not currently engaged in any material intellectual property litigation or proceedings. Nonetheless, we cannot assure you that we will not become the subject of infringement claims or legal proceedings by third parties with respect to our current or future products. In addition, we may initiate claims or litigation against third parties for infringement of our proprietary rights, or to establish the validity of our proprietary rights. Any such claims would be time-consuming, divert management from our daily operations, result in litigation, cause product shipment delays or lead us to enter into royalty or licensing agreements rather than disputing the merits of such claims. Moreover, an adverse outcome in litigation or similar adversarial proceedings could subject us to significant liabilities to third parties, require the expenditure of significant resources to develop non-infringing products, require disputed rights to be licensed from others or require us to cease the marketing or use of certain products, any of which could have a material adverse effect on our business and operating results.

GOVERNMENT REGULATIONS COULD ADVERSELY EFFECT THAT PORTION OF OUR BUSINESS THAT RELATES TO LATE NIGHT PROGRAMMING. IF WE WERE PROHIBITED FROM DISSEMINATING LATE NIGHT PROGRAMMING, IT WOULD HAVE A MATERIAL ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS.

      During the first half of 2005 approximately 6.68% of our sales were derived from late night programming, that is, programming that includes sexually explicit content which is made to be viewed solely by adults. If we include hentai in the category of late night programming, then approximately 66.03% of our sales would fall into this category.

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

      If we lost the ability to market and sell our hentai and late night products, or if our ability to sell these products was substantially curtailed, it would have a material adverse affect on our business and operating results.

WE ARE DEPENDENT FOR OUR SUCCESS ON CERTAIN KEY EMPLOYEES. THE LOSS OF ONE OR MORE OF THESE EMPLOYEES COULD HAVE AN ADVERSE EFFECT ON OUR OPERATIONS.

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

PART II - ITEM 1  LEGAL PROCEEDINGS

      Dimension DVD, Inc. v. NuTech Digital, Inc., et al., Case No. LC071086. This action was filed on April 8, 2005 in Los Angeles Superior Court, Northwest District alleging claims for (1) services provided, (2) open book and (3) account stated. Dimension DVD alleges that we failed to pay for services provided and that we owe it $70,620 plus interest, attorneys fees and costs. On July 22, 2005, we entered into a Settlement Agreement and Mutual General Release with Dimension DVD under which we agreed to pay $35,070 in a series of installments through December 23, 2005.

PART II - ITEM 2  UNREGISTERED SALES OF EQUITY  SECURITIES AND USE
                  OF PROCEEDS

      On June 10, 2005 we issued 175,000 shares of restricted common stock to Emanuel Suchefort, and 75,000 shares of our common stock to Stephan Tandon, respectively, in exchange for financial marketing services rendered by them under consulting agreements. The per share value of the common stock on the date that the stock issuance was authorized by the Board of Directors, was $0.13 per share. We relied on an exemption under Section 4(2) of the Securities Act of 1933 for the issuance of this stock, which was a non-public offering involving sophisticated individuals who are actively engaged in financial marketing.

PART II - ITEM 3  DEFAULTS UPON SENIOR SECURITIES

      Not applicable.

PART II - ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

PART II - ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are included in this report or incorporated by reference into this report:

      3.1   Certificate of Incorporation, as amended (1)

      3.2   By-laws, as amended (1)

      31    Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (2)

      32 Certification Pursuant to Section 1350 of Title 18 of the United States Code (2)

----------
(1) Incorporated by reference from the Company's Registration Statement on Form SB-2 filed on May 17, 2002, as amended.
(2)   Filed herewith.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 15, 2005

                                       NuTECH DIGITAL, INC.


                                       By: /s/ Lee Kasper
                                         ---------------------------------------
                                         President, Chief Financial Officer
                                         (Principal accounting and financial
                                          officer for the quarter)