Form 10QSB
period 2005-09-30
NUTECH DIGITAL INC
filed 2005-11-15
CIK 1144347

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2005

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

Check whether the issuer (1) filed all documents and reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
YES [x] NO [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [ ]   NO [x]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The registrant had 22,855,494 shares of common stock, no par value, issued and outstanding as of November 11, 2005.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x]

                              NuTECH DIGITAL, INC.

                                      INDEX

                                                                           PAGE
PART I                                                                    NUMBER

Item 1 - Financial Information

         Balance Sheet for the period ended September 30, 2005               1

         Statements of Operations for the Nine Months Ended
         September 30, 2005 and 2004                                         2

         Statements of Cash Flows for the Nine Months Ended
         September 30, 2005 and 2004                                        3-4

         Notes to Financial Statements                                      5-22

Item 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          23-39

Item 3. - Disclosure Controls and Procedures                                40

PART II

Item 1 - Legal Proceedings                                                  40

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds       41-42

Item 3 - Defaults Upon Senior Securities                                    42

Item 4 - Submission of Matters to a Vote of Security Holders                42

Item 5 - Other Information                                                  42

Item 6 - Exhibits                                                           43

Signature Page                                                              44

                              NUTECH DIGITAL, INC.
                                  BALANCE SHEET
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

--------------------------------------------------------------------------------

                                     ASSETS
CURRENT ASSETS
    Accounts receivable, net ...............................................     $   942,404
    Inventories ............................................................         528,516
    Prepaid expenses, current portion ......................................          33,622
                                                                                 -----------
        TOTAL CURRENT ASSETS ...............................................       1,504,542
                                                                                 -----------

PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION ....................       1,016,994
                                                                                 -----------
OTHER ASSETS
    Prepaid royalties ......................................................       3,444,898
    Prepaid production costs, net ..........................................         748,617
    Prepaid expenses, long-term portion ....................................           4,574
    Deposits ...............................................................           7,800
                                                                                 -----------
        TOTAL OTHER ASSETS .................................................       4,205,889
                                                                                 -----------
        TOTAL ASSETS .......................................................     $ 6,727,425
                                                                                 ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Bank overdraft .........................................................     $     8,508
    Accounts payable .......................................................       1,847,577
    Accrued liabilities ....................................................         417,149
    Accrued liabilities, related party .....................................          83,762
    Customer deposit .......................................................         200,000
    Accrued interest .......................................................         164,161
    Capital leases payable, current portion ................................             244
    Loan payable, related party ............................................          90,000
    Note payable, related party, current portion ...........................         208,988
    Notes payable, other, current portion ..................................         519,066
    Convertible promissory note ............................................         137,566
                                                                                 -----------
        TOTAL CURRENT LIABILITIES ..........................................       3,677,021
                                                                                 -----------
LONG-TERM LIABILITIES
    Notes payable, related party, long-term portion ........................         233,151
    Notes payable, other, long-term portion ................................         670,246
                                                                                 -----------
        TOTAL LONG-TERM LIABILITIES ........................................         903,397
                                                                                 -----------
STOCKHOLDERS' EQUITY
    Preferred stock
        Authorized - 50,000,000 shares
        Issued and outstanding -0- shares ..................................               0
    Common stock
        Authorized 100,000,000 shares, no par value
        Issued and outstanding - 22,805,494 shares .........................       5,186,192
    Unamortized cost of stock issued for services ..........................        (111,558)
    Accumulated (deficit) ..................................................      (2,927,627)
                                                                                 -----------
        TOTAL STOCKHOLDERS' EQUITY .........................................       2,147,007
                                                                                 -----------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .........................     $ 6,727,425
                                                                                 ===========


   The accompanying notes are an integral part of these financial statements.

                              NUTECH DIGITAL, INC.
                            STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)

--------------------------------------------------------------------------------

                                                Three Months Ended September 30,     Nine Months Ended September 30,
                                                 ------------------------------      ------------------------------
                                                     2005               2004             2005              2004
                                                 ------------      ------------      ------------      ------------
SALES
       GENERAL PRODUCTS AND LICENSING            $    517,871      $  1,099,155      $  1,726,098      $  3,677,871
       LIVE CONCERT PRODUCTS AND LICENSING            722,535                 0           913,102                 0
                                                 ------------      ------------      ------------      ------------
       TOTAL SALES                                  1,240,406         1,099,155         2,639,200         3,677,871

PRODUCT AND FREIGHT COSTS                             572,192           427,194         1,262,346         1,459,042
ROYALTY EXPENSES                                      343,960            72,021           524,269           245,878
SELLING EXPENSES                                       16,803            45,084            89,144           114,124
CONSULTING FEES                                        97,782           138,893           258,377           468,797
GENERAL AND ADMINISTRATIVE EXPENSES                   497,863           656,379         1,519,908         1,926,202
                                                 ------------      ------------      ------------      ------------
    TOTAL EXPENSES                                  1,528,600         1,339,571         3,654,044         4,214,043
                                                 ------------      ------------      ------------      ------------
OPERATING (LOSS)                                     (288,194)         (240,416)       (1,014,844)         (536,172)
                                                 ------------      ------------      ------------      ------------
OTHER INCOME (EXPENSE)
   Interest expense                                   (41,784)          (38,642)          (97,009)         (104,346)
   Recovery of bad debts                                    0               700                 0            11,103
   Litigation settlement                                    0                 0                 0            25,000
                                                 ------------      ------------      ------------      ------------
   TOTAL OTHER INCOME (EXPENSE)                       (41,784)          (37,942)          (97,009)          (68,243)
                                                 ------------      ------------      ------------      ------------

(LOSS) BEFORE CORPORATION INCOME TAXES               (329,978)         (278,358)       (1,111,853)         (604,415)

CORPORATION INCOME TAXES                                    0                 0               800               800
                                                 ------------      ------------      ------------      ------------
   NET (LOSS)                                    $   (329,978)     $   (278,358)     $ (1,112,653)     $   (605,215)
                                                 ============      ============      ============      ============
NET (LOSS) PER COMMON SHARE BASIC AND DILUTED    $      (0.01)     $      (0.01)     $      (0.05)     $      (0.03)
                                                 ============      ============      ============      ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING
       BASIC AND DILUTED                           22,623,157        20,929,554        22,314,652        18,784,954
                                                 ============      ============      ============      ============



    The accompanying notes are an integral part of these financial statement

                              NUTECH DIGITAL, INC.
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)

--------------------------------------------------------------------------------

                                                                                           2005             2004
                                                                                       -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss) ....................................................................     $(1,112,653)     $  (605,215)
   Adjustments to reconcile net (loss) to net cash (used) by operating activities:
     Depreciation and amortization ...............................................         257,927          264,715
     Provision for doubtful accounts .............................................           4,811           (6,733)
     Provision for returns .......................................................          48,926                0
     Provision for royalty losses ................................................          10,000           10,000
     Issuance of common stock for services and consulting fees
                                                                                            90,550          756,444
     Issuance of warrants for services and consulting fees .......................          11,700                0
  Changes in operating assets and liabilities:
     Accounts receivable .........................................................        (635,953)        (356,249)
     Other receivables ...........................................................               0            3,250
     Inventories .................................................................         391,263         (384,171)
     Reimbursable production costs ...............................................         (68,727)        (183,010)
     Prepaid royalties ...........................................................        (181,865)      (1,734,727)
     Prepaid consulting ..........................................................         154,087           37,300
     Prepaid expenses, other .....................................................          22,771           (5,608)
     Accounts payable ............................................................         343,025          759,258
     Accrued liabilities .........................................................         490,475            7,283
     Accrued interest ............................................................          42,450             (910)
                                                                                       -----------      -----------
NET CASH (USED) BY OPERATING ACTIVITIES ..........................................        (131,213)      (1,438,373)
                                                                                       -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment ...........................................         (53,577)        (288,532)
                                                                                       -----------      -----------
NET CASH (USED) BY INVESTING ACTIVITIES ..........................................         (53,577)        (288,532)
                                                                                       -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Bank overdraft ................................................................         (34,225)         194,352
   Net proceeds from issuance of common stock - private placement ................               0        2,269,650
   Proceeds from notes payable, other ............................................         100,000                0
   Proceeds from loan payable, related party .....................................          90,000                0
   Proceeds from notes payable, related party ....................................         350,000                0
   Repayments of notes payable, other ............................................         (13,456)         (23,847)
   Repayment of loan payable, related parties ....................................         (53,745)               0
   Repayment of notes payable, related parties ...................................        (242,315)        (728,332)
   Payments on capital leases payable ............................................         (11,469)         (15,745)
                                                                                       -----------      -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES ........................................         184,790        1,696,078
                                                                                       -----------      -----------
NET INCREASE (DECREASE) IN CASH ..................................................               0          (30,827)

CASH BALANCE, AT BEGINNING OF PERIOD .............................................               0           30,827
                                                                                       -----------      -----------
CASH BALANCE, AT END OF PERIOD ...................................................     $         0      $         0
                                                                                       ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                              NUTECH DIGITAL, INC.
                      STATEMENTS OF CASH FLOWS (CONTINUED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)

--------------------------------------------------------------------------------

                                                                    2005           2004
                                                                 ----------     ----------
SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID DURING THE PERIOD FOR:
   Interest ................................................     $   39,771     $  104,986
                                                                 ==========     ==========
   Taxes ...................................................     $        0     $      800
                                                                 ==========     ==========
NON-CASH INVESTING AND FINANCING ACTIVITIES
   Issuance of common stock for services and consulting fees     $  103,500     $1,023,525
                                                                 ==========     ==========
   Issuance of warrants for services and consulting fees ...     $   11,700     $        0
                                                                 ==========     ==========
   Allocation of offering costs to common stock ............     $    2,327     $        0
                                                                 ==========     ==========




--------------------------------------------------------------------------------
  The accompanying notes are an integral part of these financial statements.

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)
--------------------------------------------------------------------------------

              NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              Nature of Business

              NuTech Digital, Inc. is engaged in the business of licensing and selling to distributors general entertainment products, most of which are made available through digital versatile discs, commonly known as DVDs. Our products include popular music concerts, Japanese anime, late night programming, and general entertainment action adventure films. We own more than 600 exclusive DVD titles and a growing library of high definition music concerts. During the 2005 fiscal year, we began to actively change the focus of our business from the licensing and sale of general entertainment products to the production of popular music concerts for distribution. Our products are principally sold through retail stores, the Internet, and distributors.

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

              These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The following factors raise uncertainty as to the Company's ability to continue as a going concern:

                  o The Company has accumulated a deficit of $2,927,627 since inception.

                  o    The Company has a working capital deficit of $2,172,479.

                  o    The Company has begun producing  music  concerts,  and to
                       date,   this  segment  of  business  has  not   generated
                       substantial revenues.

              See Note 24 for management's plan to eliminate the going concern qualification.

              Accounts Receivable

              Accounts receivable are reported at the customers' outstanding balances less any allowance for doubtful accounts and returns. Interest is not included on overdue accounts.

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

              Completed Masters

              Completed masters are stated at cost less accumulated amortization. The Company amortizes its completed masters using the individual film-forecast-computation method as required by Statement of Position 00-2, Accounting by Producers or Distributors of Films. Under this method, amortization is computed in the ratio that current period actual revenue (numerator) bears to estimated remaining unrecognized ultimate revenue as of the beginning of the current fiscal year (denominator). If a product is not selling in sufficient quantities, management then writes down the asset to its estimated fair value and records the impairment as a current period expense.

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

              Revenue Recognition - Product Sales

              The Company recognizes revenue from product sales when it ships the product to the customer. Sales are recorded net of sales returns and discounts. The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements."

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

              Revenue Recognition - Consignment Sales

              The Company recognizes revenue from consignment sales when the consignee sells the product to its customer.

              Disclosure About Fair Value of Financial Instruments

              The Company has financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at September 30, 2005 as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

              Basic and diluted net loss per share has been computed by dividing net loss by the weighted average number of common shares outstanding during the fiscal year. At September 30, 2005 and 2004, the Company had stock options, warrants and convertible promissory notes outstanding that could potentially be exercised into 17,680,264 and 17,403,710 additional common shares.

                   Net (loss) from continuing operations:

                   As reported                                    $(1,112,653)

                   Pro forma                                      $(1,176,843)

                   Income (Loss) per share attributable
                     to common stock

                   As reported - basic and diluted                $     (0.05)

                   Pro forma - basic and diluted                  $     (0.05)

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

NOTE 2        ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS
              AND RETURNS

              A summary of accounts receivable and allowance for doubtful accounts and returns is as follows:

                    Accounts receivable                         $1,036,141
                    Allowance for doubtful accounts                 44,811
                    Allowance for returns                           48,926
                                                                ----------
                    Net accounts receivable                     $  942,404
                                                                ==========

              At September 30, 2005, two customers owed the Company $538,984 and $133,012, which was 52% and 13% of total accounts receivable. At September 30, 2004, one customer owed the Company $172,500, which was 20% of total accounts receivable.

NOTE 3        MAJOR CUSTOMERS

              For the nine months ended September 30, 2005, the Company had one customer that accounted for 31% of total revenue. For the nine months ended September 30, 2004, the Company had one customer that accounted for 23% of total revenue.

NOTE 4        PREPAID PRODUCTION COSTS

              The Company has entered into various production contracts with certain performance artists to produce the following events which will enable it to receive sales revenue and royalties on future DVD sales from the contracts. In connection with filming of these events, the Company has incurred a total of $937,897 in production costs and has amortized a total of $189,280 as of September 30, 2005.

              J.T.  Productions, Inc.

              NuTech produced a motion picture in a high-definition format of a live concert performance by Jessica Simpson at the Universal Amphitheatre in Universal City, California on July 30, 2004. NuTech has incurred a total of $194,650 in production costs at June 30, 2005 in connection with this concert and has amortized a total of $14,625 as of September 30, 2005. After Sony Music receives a total of $400,000 as a recoupment of its incurred production costs, NuTech shall be entitled to 100% of royalties paid by Sony thereafter until such royalties equal the sum of the all production costs incurred by NuTech. After the required costs are repaid to NuTech and Sony Music, Nutech is entitled to receive a 10% royalty from the net sales revenue of the concert film, as defined in the contract. This contract has a 5 year term.

              Ol' Dirty Bastard

              NuTech entered into an agreement and had a film produced by Juggernaut Media, LLC (the "Producer") of a live concert by Ol' Dirty Bastard on March 16, 2004 in New Haven, Connecticut. NuTech is the owner of the rights to this live concert video. Nutech has incurred a total of $277,525 in production costs at September 30, 2005 in connection with this concert and has amortized a total of $78,939 as of September 30, 2005. NuTech is entitled to keep all revenues earned as a result of the license or sale of this concert video until the production costs have been recouped in full. After that event, NuTech will pay a 30% royalty from all revenues earned from the license or sale of the concert video to the Producer. The Producer is guaranteed a minimum royalty of $2 per unit on the wholesale sale of all DVDs sold. In addition, Nutech is entitled to a distribution fee of 25% of gross revenues, prior to the calculation of royalties. This contract has a 10 year term.

              Macy Gray Touring, Inc.

              NuTech produced a motion picture of a live concert performance by Macy Gray in Las Vegas, Nevada in November 2004. Nutech has incurred a total of $261,988 in production costs at September 30, 2005 in connection with this concert and has amortized a total of $95,716 as of September 30, 2005. Nutech borrowed $407,797 from Queenstone Financial Corporation in connection with this production agreement. NuTech is entitled to receive $150,000 from the first sales proceeds of the motion picture in order to recoup prepaid royalty costs. After NuTech recoups $150,000, Queenstone Financial Corporation will receive 100% of all motion picture revenues paid to NuTech until Queenstone recovers the sum of $407,797 loaned to NuTech. Thereafter NuTech is obligated to pay a 15% royalty to Queenstone on all motion picure gross revenue. The agreement expires on December 31, 2011.

              Various Artists.

              As of September 30, 2005, the Company has also advanced a total of $203,734 in production costs related to three additional concert performances that have not completed the production process and are not available for sale.

NOTE 5        PREPAID ROYALTIES

              The Company has acquired the licensing, manufacturing and distribution rights to a total of 47 various movie titles and two concert performances. In connection with these agreements, the Company has prepaid various amounts of non-refundable royalties to the movie title owners and artists in the total amount of $3,444,898. The Company recognizes a royalty expense of 20% - 30% of the net sales proceeds when the related sale is recognized. Royalty expenses for the nine months ended September 30, 2005 and 2004 were $245,878 and $524,269, respectively. The royalties expire at various dates thru 2024.

NOTE 6        INVENTORIES

              A summary of inventories and allowance for obsolescence is as follows:

                    Completed products                           $ 479,789
                    Inventory on consignment                        77,823
                    Allowance for obsolescence                     (29,096)
                                                                 ---------
                    Net inventories                              $ 528,516
                                                                 =========
                    Allowance for obsolescense:
                    Balance, January 1, 2005                     $  29,096

                    Provision                                            0
                                                                 ---------
                    Balance, September 30, 2005                  $  29,096
                                                                 =========

NOTE 7        PROPERTY AND EQUIPMENT

              Property and equipment and accumulated depreciation consists of:

                    Completed masters                            $2,663,793
                    Office furniture and equipment                  111,179
                    Computer equipment                              248,333
                    Computer software                                51,239
                    Warehouse equipment                             121,850
                    Trade show equipment                             25,855
                    Leasehold improvements                          112,041
                                                                 ----------
                                                                  3,334,290

                    Less accumulated depreciation                 2,317,296
                                                                 ----------
                                                                 $1,106,994
                                                                 ==========

NOTE 8        ACCOUNTS PAYABLE

              A summary of the accounts payable at September 30, 2005 is as follows:

                    Queenstone Financial Corporation          $  332,798
                    Ken Groove                                   288,000
                    U-Tech Media Corp.                           227,471
                    Liberty International                        113,005
                    L&M Optical Disc West                         87,786
                    Pay Up Management, LLC                        80,000
                    Warner/Chapell Music, Inc.                    55,000
                    Other                                        663,517
                                                              ----------
                                                              $1,847,577

NOTE 9        CAPITAL LEASES PAYABLE

              The Company has two capital leases for computer hardware and software. The leases are for 36 months with monthly rentals of $2,353 plus taxes, including interest at 13.2% and 14.2%. Future minimum lease payments on the leases are as follows:

                    September 30, 2005 balance                       $484
                    Less amount representing interest                 240
                                                                   ------
                    Present value of future minimum lease payments    244
                    Less current portion                              244
                                                                   ------
                    Long-term portion                                $  0
                                                                   ======


NOTE 10       LOANS PAYABLE, RELATED PARTY

                                                                                                                 Current
                                                                                          Total                 Portion
                                                                                      ------------            ------------
              LEE KASPER (PRESIDENT OF THE COMPANY)

              Mr. Kasper routinely provides the Company with advances and debt payments as necessary. The loans are due upon demand and bear interest at 10% per annum. The principal balance at
              September 30, 2005 is:                                                  $     90,000            $     90,000
                                                                                      ============            ============

NOTE 11  NOTE PAYABLE, RELATED PARTY

                                                                                                                Current
                                                                                          Total                 Portion
                                                                                     ---------------        ----------------
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
                       4. Principal balance at September 30, 2005 is:                     $ 100,774               $ 100,774
                                                                                     ---------------        ----------------
                  LEE KASPER (PRESIDENT OF THE COMPANY)

                  On August 1, 2005, Mr. Kasper received an additional $350,000 loan from Skura Intercontinental Trading Company and loaned the $350,000 proceeds to the Company. The terms of the loan are the same as the terms of the loan from Skura
                  Intercontinental Trading Company to Mr. Kasper as follows:

                       1. The loan is secured by a deed of trust on Mr. Kasper's
                  personal residence.
                       2. Interest: 8% per annum.
                       3. Thirty-six monthly payments of principal and interest
                  in the amount of $10,968.
                       4. Principal balance at September 30, 2005 is:                       341,365                 108,214
                                                                                     ---------------        ----------------
                                                                                          $ 442,139               $ 208,988
                                                                                     ===============        ================

NOTE 12  NOTES PAYABLE, OTHER

                                                                                                                Current
                                                                                          Total                 Portion
                                                                                     ---------------        ----------------
              RITEK CORP

              In August 1998, the Company received a $400,000 loan from Ritek
              Corp. The loan accrues interest at 8.5% per annum and entitles
              Ritek Corp. to 50% ownership in the licensing rights in the
              Shadoan DVD Game. The loan requires monthly payments of interest and principal with the agreement that the total loan and interest was to be paid on June 10, 1999. If the loan was not paid on that date, then Ritek would become 100% owner and license holder of the
              Title "Shadoan" should the Company fail to make payment within
              10 days of notice of default.  As of September 30, 2005, Ritek has
              not issued notice of default.                                               $ 400,000                $400,000

              SMALL BUSINESS ADMINISTRATION AND COMERICA BANK LOAN

              On July 12, 2000, the Company received a $900,000 Small Business
              Administration loan with Comerica Bank participation. The loan requires monthly payments of $6,414, including interest at 2% over prime. The loan is secured by all assets of the Company and the major stockholder's personal residence and personal guaranty. The loan matures on July 14, 2018. Effective interest rate at
              September 30, 2005 was 8.25%.                                                 689,312                  19,066

              NOEL GIMBEL

              On July 27, 2005, the Company received a $100,000 loan from an unrelated individual. The loan requires the payment of the principal in full on or before January 31, 2006 together with any accrued interest at the rate of 10%. The loan is personally
              guaranteed by Mr. Lee Kasper.                                                 100,000                 100,000
                                                                                     ---------------        ----------------
                                                                                         $1,189,312               $ 519,066
                                                                                     ===============        ================

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

NOTE 14       COMMON STOCK

              During the nine months ended September 30, 2005, the Company issued the following shares of common stock:

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

              On September 1, 2005, 25,000 shares of restricted common stock, with an aggregate fair value of $2,750, were issued to a consultant for services rendered during July, August and September of 2005.

              On September 14, 2005, 200,000 shares of restricted common stock, with an aggregate fair value of $23,800, were issued to the Company's SEC counsel in payment of services rendered from December 2004 through June 2005.

NOTE 15       ADVERTISING

              The Company expenses all advertising as incurred. Advertising expenses for the nine month periods ended September 30, 2005 and 2004 were $2,700 and $6,437, respectively.

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

              The rent expense for the nine month periods ended September 30, 2005 and 2004 was $86,876 and $82,384, respectively.

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

              A summary of the option activity for the nine months ended September 30, 2005, pursuant to the terms of the plan is as follows:

                                                                                          Weighted
                                                                            Shares        Average
                                                                             Under        Exercise
                                                                            Option         Price
                                                                           ---------      -------
                    Options outstanding at January 1, 2005                 2,715,000       $0.59
                    Cancelled and expired                                   (260,000)       0.14
                                                                           ---------      -------
                    Options outstanding at September 30, 2005              2,455,000       $0.32
                                                                           =========      =======

              Options for the purchase of 2,440,000 shares were exercisable at September 30, 2005.

              Information regarding stock options outstanding as of September 30, 2005 is as follows:

                    Price range                                                  $ 0.11 - $ 0.66
                    Weighted average exercise price                                       $ 0.32
                    Weighted average remaining contractual life                4 years, 8 months

NOTE 18       ADDITIONAL STOCK OPTIONS

              The Company, from time to time, grants stock options approved by the Board of Directors to employees as incentives and awards outside of the NuTech Digital, Inc. 2001 Equity Incentive Plan. The stock option grants have been approved by stockholders.

              On June 18, 2004, Lee Kasper was granted an option to purchase 2,000,000 shares of common stock at a price of $0.385 per share, 110% of the fair market value on the date of grant. The term of the option is five years. Mr. Kasper was granted the right to purchase 1,000,000 shares if the Company earned at least $2,000,000 in any calendar quarter during the 2004 fiscal year. Mr. Kasper's right to purchase an additional 500,000 shares was to vest if the Company earned at least $5,000,000 in revenues during the 2004 fiscal year. The right to purchase 500,000 shares was to vest if the Company successfully produced at least two major music concerts during the 2004 fiscal year. A major music concert was defined as a concert having a production budget that is no less that $250,000. The Company successfully produced two major music concerts during the 2004 fiscal year. As of December 31, 2004, the right to purchase 1,500,000 of these warrants lapsed.

              On June 18, 2004, Joseph Giarmo was granted an option to purchase 300,000 shares of common stock at a price of $0.35 per share, the fair market value on the date of grant. The term of the option is ten years. The right to purchase 150,000 shares vested immediately, in recognition of Mr. Giarmo's efforts in filming our first music concert. Mr. Giarmo was granted the right to purchase 50,000 shares if the Company earned at least $2,000,000 in any calendar quarter during the 2004 fiscal year. Mr. Giarmo's right to purchase an additional 50,000 shares was to vest if the Company earned at least $5,000,000 in revenues during the 2004 fiscal year. The right to purchase 50,000 shares was to vest if the Company successfully produced at least two major music concerts during the 2004 fiscal year. A major music concert was defined as a concert having a production budget that was no less than $250,000. The Company successfully produced two major music concerts during the 2004 fiscal year. As of December 31, 2004, the right to purchase 100,000 of these warrants lapsed.

              On June 18, 2004, Yegia Eli Aramyan was granted an option to purchase 100,000 shares of common stock at a price of $0.35 per share, the fair market value on the date of grant. The term of the option is ten years. The right to purchase 25,000 shares vested immediately, in recognition of Mr. Aramyan's past service to the Company. The right to purchase the remaining 75,000 shares vests over a three year period, 25,000 shares per year, on the anniversary date of the date of grant.

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

              On September 1, 2005, Lee Kasper was granted an option to purchase 6,000,000 shares of common stock at a price of $0.121 per share, 110% of the fair market value on the date of grant, as an incentive to execute an Employment Agreement with the Company. The term of the option is five years. The option vested immediately.

              On September 1, 2005, Lee Kasper was granted an option to purchase 2,000,000 shares of common stock at a price of $0.121 per share, 110% of the fair market value on the date of grant. The term of the option is five years. Mr. Kasper will have the right to purchase 1,000,000 shares if the Company earns at least
              $2,000,000 in any calendar quarter during the 2005 fiscal year. Mr. Kasper's right to purchase an additional 500,000 shares will vest if the Company earns at least $5,000,000 in revenues during the 2005 fiscal year. The right to purchase 500,000 shares will vest if the Company successfully produces no less than two major music concerts during the last four months of the 2005 fiscal year. A major music concert is defined as a concert having a production budget that is no less that $250,000.

NOTE 19       COMMON STOCK PURCHASE WARRANTS

              On February 24, 2004, the Company issued warrants to acquire up to 12,500,000 shares of common stock at an exercise price of $0.75 in connection with a private offering on the same date. The warrants expire on February 24, 2014 and are fully vested and exercisable.

              On March 17, 2005, the Company issued a warrant to acquire up to 3,000,000 shares of common stock at an exercise price of $0.14 to the Company's President, Lee Kasper. On April 26, 2005, the warrant was cancelled by mutual agreement of the Company and Mr. Kasper.

              On April 25, 2005, the Company issued a warrant to acquire up to 300,000 shares of common stock at an exercise price of $0.65 per share for the first 100,000 shares, $0.85 per share for the second 100,000 shares and $1.00 per share for the remaining 100,000 shares, to Redwood Consultants, LLC for consulting services rendered during the second quarter of 2005. The warrant expires April 25, 2007 and is fully vested and exercisable. The Company estimated the fair value of the warrants at the grant date by using the Black-Scholes option pricing model based on the following assumptions; risk free interest rate of 4.34%, life of 2 years, volatility of 136% and dividend yield of 0. Accordingly, the Company recorded an expense in the amount of $11,700 for non-cash compensation during the six months ended June 30, 2005.

              The following table summarizes information about common stock warrants outstanding at September 30, 2005:

                           Date                       Number of Shares           Term                 Exercise Price
                           ----                       ----------------           ----                 --------------
                     February 24, 2004                      12,500,000         10 years                    $0.75
                      April 25, 2005                           100,000          2 years                    $0.65
                      April 25, 2005                           100,000          2 years                    $0.85
                      April 25, 2005                           100,000          2 years                    $1.00
                                                        --------------
                                                            12,800,000
                                                        ==============

NOTE 20       2003 CONSULTANT STOCK PLAN

              In July 2003, the Company adopted the 2003 Consultant Stock Plan and reserved 5,000,000 shares of common stock for issuance to consultants for the Company. The purpose of the plan is to advance the interests of the Company by helping the Company obtain and retain the services of persons upon whose judgment, initiative, efforts and/or service the Company is substantially dependent, by offering to or providing those persons with incentives or inducements affording such persons an opportunity to become owners of common stock in the Company. The plan term is for ten years and the shares are issued at the fair market value on the date the shares are awarded.

              The following is a summary of the shares covered by the plan as of September 30, 2005:

                Total shares authorized                                                                          5,000,000
                Shares issued during the year ended December 31, 2003 ($0.12 - $1.20 per share)                  1,315,000
                Shares issued during the year ended December 31, 2004 ($0.24 - $1.20 per share)                  1,082,223
                Shares issued during the nine months ended September 30, 2005 ($0.12 - $0.22 per share)            450,000
                                                                                                                 ---------
                                                                                                                 2,152,777
                                                                                                                 =========

NOTE 21       WARNER ELEKTRA ATLANTA CORPORATION CONTRACT

              During June 2005, the Company began selling products to Warner Elektra Atlanta Corporation, ("Warner") on a consignment basis. The Company received a non-refundable, recoupable deposit from Warner of $200,000. The Company will not recognize revenue from these sales until such time as Warner ships the products to its customers.

NOTE 22       COMMITMENTS AND CONTINGENCIES

              L&M Optical Disk West, LLC

              On August 1, 2005, the Company entered into an Exclusive Replication Services Agreement with L&M Optical Disk West, LLC, ("L&M"), whereby L&M is the Company's exclusive provider of replication and packaging services. The agreement has a term of two years and calls for payment in accordance with L&M's regular fee schedule.

              Robert D. Green

              On August 8, 2005, the Company entered into an agreement with Robert D. Green ("D. Green"), an unrelated party, for consulting services related to live concert productions. The agreement calls for a 5% commission be paid to D. Green, based on the artist's advance payment, on the same basis as the artist. As of September 30, 2005, D. Green has not preformed any consulting services for which the Company has incurred a liability and no amount is owed to D. Green.

              Jill Kelly Productions

              On September 29, 2005, the Company entered into an agreement with Jill Kelly Productions ("JK Productions") to provide storage and packaging for DVDs for JK Productions at the Company's warehouse. The term of the agreement is through July 31, 2006 with an option for extension. JK Productions will pay the Company $3,500 over three months to customize its on-line ordering system for JK Productions' use. JK Productions will also pay the Company $4,000 per month for warehousing plus $0.08 per unit for packaging.

              Employment Agreement

              On September 1, 2005, the Company's Board of Directors approved an Employment Agreement for Lee Kasper, the Company's President. The term of the Employment Agreement is seven years. After the initial term, unless either party gives 180 days notice to the other that it wishes to terminate the Employment Agreement, the term will be renewed for successive one year periods.

              Mr. Kasper will receive a base salary of $600,000 per year. Mr. Kasper will also be entitled t receive an annual performance bonus based on standards and goals established by the Board of Directors and Mr. Kasper within 90 days of the beginning of each fiscal year. Mr. Kasper is also entitled to participate in any benefit programs established for the Company's employees.

              The Company may terminate Mr. Kasper's employment for cause, as defined in the Employment Agreement. Irrespective of the reason for Mr. Kasper's termination, the Company must immediately prepay in full, irrespective of the terms of the promissory notes or other agreements evidencing the indebtedness, any loans made by Mr. Kasper to the Company or personally guaranteed by Mr. Kasper on behalf of the Company.

              Mr. Kasper was also granted certain options to purchase shares of the Company's common stock. See Note 18.

NOTE 23       BUSINESS SEGMENTS

              FASB Statement No.131 "Disclosures About Segments of an Enterprise and Related Information," requires companies to provide certain information about their operating segments. The Company has two operating segments: revenues derived from purchasing licensing rights to general entertainment products and revenue from the sales of live concert products and licensing.

              Summarized financial information concerning the Company's reportable segments is shown on the following table:

                                                         General        Live Concert
                                                      Products and      Products and
                                2005                   Licensing         Licensing            Total
                                ----                   ---------         ---------            -----
                  Sales, net                          $ 1,726,098        $   913,102       $ 2,639,200
                  Operating income (loss)              (1,289,615)           274,771        (1,014,844)
                  Total assets                          5,978,808            748,617         6,727,425
                  Depreciation and amortization            75,528            182,399           257,927
                  Capital expenditures                     53,577                  0            53,577

                                                        General         Live Concert
                                                      Products and      Products and
                                2004                   Licensing         Licensing            Total
                                ----                   ---------         ---------            -----
                  Sales, net                          $ 3,677,871        $         0       $ 3,677,871
                  Operating (loss)                       (536,172)                 0          (536,172)
                  Total assets                          7,406,665                  0         7,406,665
                  Depreciation and amortization           264,715                  0           264,715
                  Capital expenditures                    288,532                  0           288,532


NOTE 24  MANAGEMENT PLANS

              Management's plans to eliminate the going concern situation include, but are not limited to the following:

                  o Reduction of legal, consulting and public relations expenses through the approval and acceptance of contracts with these professionals that place a limit on the amount of expenses the Company will incur for their services.

                  o The release of the Company's first live music concert DVD occurred in November of 2004 and two additional live music concert DVDs in the second and third quarter of 2005. It is anticipated that these products, along with live music concert DVDs scheduled for release in the first quarter of 2006, will increase the revenue stream from this portion of our business.

                  o Management is presently negotiating with additional major artists for exclusive rights to produce and distribute their live music concerts worldwide.

NOTE 25       SUBSEQUENT EVENTS

              On October 17, 2005, the Company issued 50,000 shares of restricted common stock, with an aggregate fair value of $4,500, to a consultant for services to be rendered during the fourth quarter of 2005.

              On October 27, 2005, the Company received $85,000 cash in exchange for 1,172,000 shares of restricted common stock at the market value of $0.0725 on the date of approval. The shares were sold to two unrelated parties.

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

         These interim financial statements are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited consolidated financial statements for the interim periods presented. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. Accordingly, your attention is directed to footnote disclosures found in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, and particularly to
Note 1, which includes a summary of significant accounting policies.

Overview Of Business

            We are engaged in the business of licensing and selling to distributors general entertainment products, most of which are made available through digital versatile discs, commonly known as DVDs. Our products include popular music concerts, Japanese anime, late night programming and general entertainment action adventure films. Prior to 2005, we also actively engaged in the sale of children's animated films and karaoke software. We began phasing out these products during 2005 when management decided to shift the emphasis of our business from selling general entertainment products to producing, filming using high definition technology, and distributing popular music concerts. However, we continue to hold a film library of over 600 titles and we plan to continue to aggressively sell DVDs from our film library. In fact, we spent approximately $1,800,000 in 2004 to acquire the rights to new titles. We are working to expand our library of high definition music concerts and, whenever possible, to obtain broadcast rights to these concerts.

            All of our DVD products are sold through retail stores, the Internet, and wholesale distributors. We also license the broadcast rights to the music concerts we produce and film.

            In January 2005 we implemented a digital rights management technology affording us the ability to offer our products on demand over the Internet. Our digital rights management technology allows our products, including high definition video music concerts, to be accessed via secure downloads to a personal computer. Currently, this technology is provided to customers through our website and through affiliate websites or unaffiliated partnering websites. Once we encrypt the content title, it cannot be viewed without a playback license, which triggers the revenues, thus enabling us to share our library with websites that are not technologically sophisticated. We are continuing to develop our software to integrate with any website on the Internet.

           In June 2005, we began selling products to Warner Elektra Atlanta Corporation, ("Warner") on a consignment basis. We received a non-refundable, recoupable deposit of $200,000. Accordingly, we will not recognize revenue from this sale until such time Warner ships the products to its customers.

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

            The production and filming of popular music concerts is extremely cash intensive. Production costs, such as fees or costs for the artist, venue, musicians, sound and cameramen, make-up, wardrobe, insurance and releases, are paid either prior to or immediately following the performance. To date, we have paid these costs or, in some instances, we have partnered with unrelated third parties who assist us with the payment of these costs in exchange for a share of the royalties. After the performance, we must spend additional funds to have the master prepared and ultimately approved by the artist, which may take several months. For example, while we filmed our first concert in April 2004, the release of our first concert DVD did not occur until November 2004. Depending on our agreement with the artist, we may obtain all the rights to the production, in which case we can exploit it in any medium, or we may obtain only restricted rights, such as the right to broadcast the concert only outside the United States. Generally, our agreements require us to split the royalty from sales of the concert DVD and, if we received them, broadcast rights, with the artist after we recoup our production expenses, although the terms of these agreements vary. There is no guarantee that any concert we film will result in a DVD that will sell enough copies to make filming the concert profitable. During the nine months ended September 30, 2005, revenues from our music concerts totaled only $722,535. Although we expect revenues from this source to increase as we release more concert DVDs, we cannot be certain that this will happen. During the nine months ended September 30, 2005, we also sold licensing rights to certain music concerts in the amount of $190,567. In accordance with SOP 00-2 we recognized the revenue at the date of the various agreements. This revenue is not recurring and we cannot be certain this level will increase in the future.

            While we added popular music concerts to our product offerings during the 2005 fiscal year we also decided to stop offering karaoke products. Karaoke products represented approximately 6% of our revenues during the nine months ended September 30, 2005 and approximately 10% of our revenues the nine months ended September 30, 2004.

            For the nine months ended September 30, 2005, one customer accounted for 31% of our total revenue.

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

           Revenue Recognition - Consignment Sales. We recognize revenue from consignment sales when the consignee sells the product to its customer.

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

         Completed Masters. Completed masters are stated at cost less accumulated amortization. We amortize completed masters using the individual film-forecast-computation method as required by Statement of Position 00-2, Accounting by Producers or Distributors of Films. Under this method, amortization is computed in the ratio that current period actual revenue (numerator) bears to estimated remaining unrecognized ultimate revenue as of the beginning of the current fiscal year (denominator). If a product is not selling in sufficient quantities, we then write down the asset to its estimated fair value and record the impairment as a current period expense.

         Prepaid Production Costs. Prepaid production costs are stated at cost less accumulated amortization. We amortize production costs using the individual film-forecast-computation method as required by Statement of Position 00-2, Accounting by Producers or Distributors of Films. Under this method, amortization is computed in the ratio that current period actual revenue (numerator) bears to estimated remaining unrecognized ultimate revenue as of the beginning of the current fiscal year (denominator). If a product is not selling in sufficient quantities, we then write down the asset to its estimated fair value and record the impairment as a current period expense.

           Accounting Estimates. Management uses estimates and assumptions in preparing financial statements in accordance with accounting principles generally accepted in the United States of America. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. In particular, there is significant judgment required for estimating future product sales for purposes of evaluating the realizability of prepaid royalty advances, prepaid production costs and completed masters. Each quarter, management compares current and historical product sales to potential customer orders and reviews the economic conditions of the industry. By making this comparison, management is able to estimate future product sales and determine the realizablity of prepaid royalty advances, prepaid production costs and completed masters, record asset impairments, recognize periodic costs and estimate fair values under SOP 00-2. In the past, using this method, management judgments have resulted in accurate estimates of the fair values of the prepaid royalty advances, prepaid production costs and completed masters without significant adjustments for impairments of assets. However, these judgments require significant estimates from management and actual results could vary from the estimates that were used.

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

Results of Operations

Selected Statement Of Operations Data

            Comparison of Nine Month Periods. Summarized in the table below is statement of operations data comparing the nine months ended September 30, 2005 with the nine months ended September 30, 2004:

                                                            Nine Months Ended                      Increase/(Decrease)
                                              September 30, 2005        September 30, 2004
Sales
     General Products and Licensing              $ 1,726,098                $ 3,677,871                $(1,951,773)
     Live Concert Products and Licensing             913,102                         --                    913,102
                                                 -----------                -----------                -----------
     Total Sales                                   2,639,200                  3,677,871                 (1,038,671)
Product and Freight Costs                          1,262,346                  1,459,042                   (196,696)
                                                 -----------                -----------                -----------
     Percentage of Sales                                  48%                        40%
All Other Expenses                                 2,391,698                  2,755,001                   (363,303)
                                                 -----------                -----------                -----------
Operating Loss                                    (1,014,844)                  (536,172)                   478,672
Interest Expense                                     (97,009)                  (104,346)                    (7,337)
Recovery of Bad Debts                                     --                     11,103                    (11,103)
Litigation Settlement                                     --                     25,000                    (25,000)
                                                 -----------                -----------                -----------
(Loss) before Corporation Income Taxes            (1,111,853)                  (604,415)                   507,438
Corporation Income Tax                                   800                        800                         --
                                                 -----------                -----------                -----------
Net (Loss)                                       ($1,112,653)               ($  605,215)               ($  507,438)
                                                 ===========                ===========                ===========
Net (Loss) Per Share
     Basic and Diluted                           ($     0.05)               ($     0.03)               ($     0.02)
                                                 ===========                ===========                ===========


Sales

            Our sales for the nine months ended September 30, 2005 were $2,639,200, as compared to sales of $3,677,871 for the nine months ended September 30, 2004, a 53% decrease. This decrease for the nine months ended September 30, 2005 is primarily attributable to reduced sales of children's animated films and karaoke software, as we began phasing out these products and shifting our emphasis to producing and filming music concerts. During the nine months ended September 30, 2004, we also experienced a one time sale of $550,000 to one customer that was not repeated in 2005. The sales of licensing agreements for our music concerts provided $190,567 and a licensing agreement for our hentai product provided $500 in revenues during the nine months ended September 30, 2005. The addition of popular music concert DVDs to our product offerings contributed $722,535 to our revenues. We expect sales from the production of live concerts to grow as we expand this segment of our business.

            During June 2005 we shifted our sales focus to consignment sales by entering into an agreement with Warner Elektra Atlanta Corporation, ("Warner"). We received a non-refundable, recoupable deposit from Warner of $200,000. We will recognize revenue from these sales when Warner ships the products to its customers. We anticipate that this transition period, when sales on consignment are not recognized, will have the effect of temporarily reducing our reported sales revenue.

Product and Freight Costs

            Our product and freight costs for the nine months ended September 30, 2005 were $1,262,346 or 48% of sales, as compared to $1,459,042 or 40% of sales for the nine months ended September 30, 2004. The 8% increase in product and freight costs as a percentage of sales for the nine months ended September 30, 2005 was attributable to a change in our product sales mix. During the nine months ended September 30, 2005, a greater portion of our sales was comprised of our anime and live concert products, which carry a lower overall gross profit percentage than our other products.

Royalty, Selling, Consulting and General and Administrative Expenses

            Summarized in the table below are royalty, selling, consulting and general and administrative expenses comparing the nine months ended September 30, 2005 with the nine months ended September 30, 2004:

                                                   Nine Months Ended           Increase/(Decrease)
                                             September 30,     September 30,
                                                 2005             2004
                                             -----------       -----------        -----------
Royalty Expenses                             $   524,269       $   245,878        $   278,391
Selling Expenses
     Credit Card Fees                        $    13,656       $    28,784        $   (15,128)
     Salaries, Wages and Payroll Taxes            40,172            71,242            (31,070)
     Commission Expense                           30,821                --             30,821
     Other Selling Expenses                        4,495            14,098             (9,603)
                                             -----------       -----------        -----------
                                             $    89,144       $   114,124        $   (24,980)
                                             -----------       -----------        -----------
Consulting Expenses                          $   258,377       $   468,797        $  (210,420)
                                             -----------       -----------        -----------
General and Administrative Expenses
     Bad Debts                                     1,611            32,197            (30,586)
     Loan Fee                                          0            18,300            (18,300)
     Automobile Expenses                          20,311            31,323            (11,012)
     Travel Expenses                              28,358            36,165             (7,807)
     Internet and Web Development                 11,255            32,014            (20,759)
     Telephone and Utility Expense                41,563            48,442             (6,879)
     Accounting Fees                              75,368            59,569             15,799
     Promotion and Public Relations                1,118           106,677           (105,559)
     Rent                                         86,876            82,384              4,492
     Insurance                                   104,931           111,839             (6,908)
     Legal Fees                                  175,044           268,555            (93,511)
     Amortization and Depreciation                63,936            73,559             (9,623)
     Salaries, Wages and Payroll Taxes           760,401           845,972            (85,571)
     Other General and Administrative
        Expenses                                 149,136           179,206            (30,070)
                                             -----------       -----------        -----------
                                             $ 1,519,908       $ 1,926,202        $  (406,294)
                                             ===========       ===========        ===========

            Our royalty expenses increased by $278,391 or 113% during the nine months ended September 30, 2005 to $524,269 as compared to $245,878 for the nine months ended September 30, 2004. This increase is directly related to the mixture of products sold during the period and the release of two concert productions which carry a higher royalty fee than our other general entertainment products.

            Our selling expenses decreased $24,980 or 22% during the nine months ended September 30, 2005 to $89,144 as compared to $114,124 for the nine months ended September 30, 2004. This decrease is the result of a reduction in our sales force, which, in turn, resulted in lower salary, wages and payroll taxes for the nine months ended September 30, 2005. The decrease in salary, wages and payroll taxes was offset by an increase in our commission expense for the nine months ended September 30, 2005. This commission expense is directly related to the sale of licensing agreements for the live concerts.

            The consulting expenses incurred during the nine months ended September 30, 2005 related to our retention of several consultants to assist us in developing a business plan, promoting our products, acquiring performers for musical concerts and maintaining investor relations. We do not expect these expenses to continue at these levels in the future.

            The overall decrease of $406,294 or 21% in our other general and administrative expenses for the nine months ended September 30, 2005 to $1,519,908 from $1,926,202 for the nine months ended September 30, 2004 was attributable to the decrease of $93,511 in legal fees, the decrease of $85,571 in salaries, wages and payroll taxes and the decrease in promotion and public relations of $105,559 as a result of our ongoing efforts to reduce costs.

            The legal fees paid for the nine months ended September 30, 2005 primarily related to litigation costs and the preparation of production agreements relating to the production and filming of popular music concerts. Legal fees are also incurred on an on-going basis for preparation of the reports we file with the Securities and Exchange Commission. During the nine months ended September 30, 2004 we also incurred legal fees for the preparation of documents relating to an offering of our securities. We did not incur a comparable expense during the nine months ended September 30, 2005.

            The decrease in salaries, wages and payroll taxes for the nine months ended September 30, 2005 is primarily attributable to the fact that we have eliminated a number of administrative positions in order to reduce costs. We may need to fill these administrative positions again depending on our needs in the near future.

Interest Expense

            Interest expense for the nine months ended September 30, 2005 was $97,009 as compared to $104,346 for the nine months ended September 30, 2004. This decrease of $7,337 or 7% is the result of the lower amount of debt we carried prior to August 2005 as compared to the prior period.

Net Income (Loss)

            Our net loss increased $507,438 or 84% from $605,215 during the nine months ended September 30, 2004 to $1,112,653 during the nine months ended September 30, 2005.

            Comparison of Three Month Periods. Summarized in the table below is statement of operations data comparing the three months ended September 30, 2005 with the three months ended September 30, 2004:

                                               Three Months Ended              Increase/(Decrease)
                                          September 30,       September 30,
                                              2005                2004
                                          -----------         -----------         -----------
Sales
     General Products and Licensing       $   517,871         $ 1,099,155         $   141,251
     Live Concert Products and
     Licensing                                722,535
                                          -----------         -----------         -----------
     Total Sales                            1,240,406           1,099,155             141,251
Product and Freight Costs                     572,192             427,194             144,998
                                          -----------         -----------         -----------
     Percentage of Sales                           46%                 39%
All Other Expenses                            956,408             912,377              44,031
                                          -----------         -----------         -----------
Operating Loss                               (288,194)           (240,416)             47,778
Interest Expense                              (41,784)            (38,642)             (3,142)
Recovery of Bad Debts                               0                 700                (700)
Litigation Settlement                               0                   0                   0
                                          -----------         -----------         -----------
(Loss) before Corporation
     Income Taxes                            (329,978)           (278,358)             51,620
Corporation Income Tax                             --                   0                   0
Net (Loss)                                ($  329,978)        ($  278,358)        ($   51,620)
                                          ===========         ===========         ===========
Net (Loss) Per Share
     Basic and Diluted                    ($     0.01)        ($     0.01)        ($     0.00)
                                          ===========         ===========         ===========

Sales

            Our sales for the three months ended September 30, 2005 were $1,240,406, as compared to sales of $1,099,155 for the three months ended September 30, 2004, representing an increase of $141,251 or 13%. This increase for the three months ended September 30, 2005 is primarily attributable to the release of two live concert products which provided $722,535 of revenue offset by our reduction of revenues from sales of children's animated films and karaoke software. During the three months ended September 30, 2004, we also experienced a one time sale of $550,000 to one customer that was not repeated in 2005.

Product and Freight Costs

            Our product and freight costs for the three months ended September 30, 2005 were $572,192 or 46% of sales, as compared to $427,194 or 39% of sales for the three months ended September 30, 2004. The 7% increase in cost of sales as a percentage of sales for the three months ended September 30, 2005 was attributable to a change in our product sales mix in that a greater portion of our sales for the three months ended September 30, 2005 was comprised of our anime and live concert products, which carry a lower overall gross profit percentage than our other products.

Royalty, Selling, Consulting and General and Administrative Expenses

            Summarized in the table below are royalty, selling, consulting and general and administrative expenses comparing the three months ended September 30, 2005 with the three months ended September 30, 2004:

                                                     Three Months Ended        Increase/(Decrease)
                                               September 30,   September 30,
                                                    2005            2004
                                                 ---------       ---------        ---------
Royalty Expenses                                 $ 343,960       $  72,021        $ 271,939
Selling Expenses
     Credit Card Fees                            $   7,109       $   8,365        $  (7,394)
     Salaries, Wages and Payroll Taxes               8,713          23,497          (11,786)
     Commission Expense                                470              --            1,266
     Other Selling Expenses                            511          13,222            2,645
                                                 ---------       ---------        ---------
                                                 $  16,803       $  45,084        $ (28,281)
                                                 ---------       ---------        ---------
Consulting Expenses                              $  97,782       $ 138,893        $ (41,111)
                                                 ---------       ---------        ---------
General and Administrative Expenses
     Bad Debt                                        1,611          22,197          (20,586)
     Automobile Expenses                             5,927           9,581           (3,654)
     Travel Expenses                                 4,752          12,113           (7,361)
     Internet and Web Development                      499           4,016           (3,517)
     Telephone and Utility Expense                  13,385          16,512           (3,127)
     Accounting Fees                                22,726          11,575           11,151
     Promotion and Public Relations                      0          55,999          (55,999)
     Rent                                           30,180          27,599            2,581
     Insurance                                      30,354          41,954          (11,600)
     Legal Fees                                     64,666         104,880          (40,214)
     Amortization and Depreciation                  21,317          24,580           (3,263)
     Salaries, Wages and Payroll Taxes             235,172         256,649          (21,477)
     Other General and Administrative Expenses      67,274          68,724           (1,450)
                                                 ---------       ---------        ---------
                                                 $ 497,863       $ 656,379        $(158,516)

            Our royalty expenses increased $271,939 or 378% during the three months ended September 30, 2005 to $343,960 as compared to $72,021 for the three months ended September 30, 2004. This increase is directly related to the mixture of products sold during the period.

            Our selling expenses decreased $28,281 or 63% during the three months ended September 30, 2005 to $16,803 as compared to $45,084 for the three months ended September 30, 2004. This decrease is the result of a reduction in the sales department staff. We cannot be certain these employees will not be replaced in the near future.

            The consulting expenses incurred during the three months ended September 30, 2005 related to our retention of several consultants to assist us in developing a business plan, promoting our products, acquiring performers for musical concerts and maintaining investor relations. We do not expect these expenses to continue at these levels in the future.

            The overall decrease of $158,516 or 24% in our other general and administrative expenses for the three months ended September 30, 2005 to $497,863 from $656,379 for the three months ended September 30, 2004 was attributable to the decrease of $55,999 in promotion and public relations expenses and the decrease of $40,214 in legal fees.

            The legal fees paid for the three months ended September 30, 2005 primarily related to litigation costs and the preparation of production agreements relating to the production and filming of popular music concerts. Legal fees are also incurred on an on-going basis for preparation of the reports we file with the Securities and Exchange Commission.

Interest Expense

            Interest expense for the three months ended September 30, 2005 was $41,784 as compared to $38,642 for the three months ended September 30, 2004. This increase of $3,142 or 8% is the result of the increase in overall debt we experienced during the period.

Net Income (Loss)

            Our net loss increased $51,620 or 19% from $278,358 during the three months ended September 30, 2004 to $329,978 during the three months ended September 30, 2005.

Liquidity and Capital Resources

            To date, we have financed our operations with cash from our operating activities, a bank line of credit, a Small Business Administration loan, a loan from Ritek Corporation, various loans from individuals, cash raised through the sale of our securities or the exercise of options or warrants, and the issuance of our securities to various consultants in payment for the provision of their services or to other creditors in satisfaction of our indebtedness to them.

            From time to time we borrow funds from Mr. Lee Kasper, our Chief Executive Officer, President, director and significant shareholder. These loans accrue interest at the rate of 10% per annum and are due on demand. At September 30, 2005, we owed Mr. Kasper $90,000 from these borrowings.

            On August 1, 2005 Mr. Kasper received an additional personal loan in the amount of $350,000. The interest rate on the loan is 8% per annum, and the loan is scheduled to be repaid over a 36 month period. Mr. Kasper loaned these funds to us on identical terms. We used these funds to produce live music concerts.

            On July 27, 2005 we borrowed $100,000 from Noel Gimbel, an unrelated individual. The interest rate on the loan is 10% per annum and the loan is due in full on January 31, 2006. We used these funds to produce live music concerts.

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

            In September 2004 we borrowed $360,000 from Mr. Kasper, and a total of $100,000 from trusts created for the benefit of his children. All of these loans had a term of three months and bore simple interest at the rate of 10% per annum. We repaid these loans with part of the proceeds we received from the financing we undertook in February 2004.

            In February 2004 Mr. Kasper received a personal loan in the amount of $500,000. The interest rate on the loan is 3% per annum, and the loan is scheduled to be repaid over a 36 month period. Mr. Kasper loaned these funds to us on identical terms. We used these funds to expand our library of anime titles.

Sources And Uses Of Cash

            Summarized in the table below is information derived from our statements of cash flow comparing the nine months ended September 30, 2005 with the nine months ended September 30, 2004:

                                                    Nine months ended
                                         September 30, 2005    September 30, 2004
Net Cash Provided (Used) By

Operating Activities                         $  (131,213)       $(1,438,383)
Investing Activities                             (53,577)          (288,532)
Financing Activities                             184,790          1,696,078

Net Increase (Decrease) in Cash              $         0        $    30,827
                                             ===========        ===========

Operating Activities

            During the nine months ended September 30, 2005, our net loss was $1,112,653. This included non-cash items of depreciation in the amount of $257,927 and payment of consulting fees and services with common stock and warrants in the amount of $90,550 and $11,700, respectively. Cash was provided from operations by the decrease of inventories ($391,263), the decrease in prepaid consulting expense ($154,087), the increase in accounts payable ($343,025), the increase in accrued liabilities ($490,475) and the increase in accrued interest ($42,450). We used the cash provided from operations to fund an increase in accounts receivable ($635,953), to fund an increase in our reimbursable production costs of ($68,727) and to fund an increase in our prepaid royalties of ($181,865).

            During the nine months ended September 30, 2004, we used $1,734,727 of cash to acquire the rights to DVD entertainment products through licenses and paid required royalty advances on the licenses for over 60 new titles.

Investing Activities

            During the nine months ended September 30, 2005 and 2004, we used $53,577 and $288,532, respectively, for the purchases of property and equipment.

Financing Activities

            Financing activities for the nine months ended September 30, 2005 provided net cash of $184,790. We repaid a bank overdraft in the amount of $34,225 and made principal payments on our notes payable, other, notes payable, related party and capital leases in the amounts of $13,456, $53,745, $242,315 and $11,469, respectively. We received $100,000, $90,000 and $350,000 in proceeds from notes payable to unrelated parties and loans and notes payable to a related party.

            Financing activities for the nine months ended September 30, 2004 provided net cash of $1,696,078. The primary source of this cash was the $2,269,650 in net proceeds from the issuance of common stock. From this we were able to reduce our notes payable and capital leases by $728,332 and $15,745, respectively.

Commitments For Capital Expenditures

            At September 30, 2005, we had no commitments for capital expenditures.

Going Concern

            The financial statements included in this report are presented on a "going concern" basis. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. Our auditors have indicated that the following factors raise substantial doubt as to our ability to continue as a going concern:

      o     we have an accumulated a deficit of $2,927,627 since inception;

      o     we have a working capital deficit of $2,172,479; and

      o we have begun producing music concerts which require a substantial investment of cash but have not, to date, generated substantial revenues for us.

We believe that the following will help to eliminate this qualification:

      o we have eliminated significant public relations expenses for the immediate future;

      o we released our first live music concert DVD in November of 2004 and two additional live music concert DVDs in the second and third quarter of 2005. We anticipate these products, along with live music concert DVDs scheduled for release in the first quarter of 2006 will increase the revenue stream from this portion of our business, and

      o we intend to continue negotiating with major artists for the exclusive rights to produce and distribute their live music concerts worldwide.

Off-Balance Sheet Arrangements

            There are no guarantees, commitments, lease and debt agreements or other agreements that could trigger an adverse change in our credit rating, earnings, cash flows or stock price, including requirements to perform under standby agreements.

Capital Requirements And Available Capital Resources

            Our capital requirements, particularly as they relate to the production of popular music concerts, have been and will continue to be significant. Our primary use of cash consists of licensing and royalty costs ranging from 20% to 30%, production of live music concerts and general operating costs. Our future cash requirements and the adequacy of available funds will depend on many factors, including the pace at which we expand our production of popular music concerts, our ability to negotiate favorable production agreements with the artists whose concerts we film, whether our popular music concerts generate significant revenues, and the general state of the economy, which impacts the amount of money that may be spent for entertainment.

            As of September 30, 2005 we had available $0 of cash on hand and $2,172,479 of a working capital deficit. Cash generated by our current operations is not sufficient to continue our business for the next twelve months. We will need additional financing during the next 12 months to produce music videos and to pay our costs and expenses, if they stay at current levels. To the extent it becomes necessary to raise additional cash in the future, we will seek to raise it through the public or private sale of debt or equity securities, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing. We may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities. We currently do not have any binding commitments for, or readily available sources of, additional financing. We cannot provide any assurances that we will be able to secure the additional cash or working capital we may require to continue our operations.

Risk Factors Affecting Business, Operating Results and Financial Condition

We have begun producing and filming popular music concerts, however we are not certain that this activity will be profitable.

            During the 2005 fiscal year we shifted the emphasis of our business from licensing and distributing general entertainment products to producing, filming and distributing popular music concerts. We have stopped selling karaoke products and we do not intend to license new film products. The shift in emphasis to producing, filming and distributing popular music concerts and, whenever possible, obtaining the broadcast rights for them, will be more expensive than licensing and distributing general entertainment products, and the time between our expenditure of funds and receipt of revenues will be longer. Furthermore, our filmed concert programming may not ultimately be as desirable to our customers as we anticipate, which would lead to lower than expected sales, decreased profit margins or losses. We cannot predict whether this new venture will be profitable.

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

We may be unable to continue our operations if we do not obtain financing.

            Our independent auditor has noted in its report concerning our financial statements as of December 31, 2004 that we have incurred significant operating losses and that we have negative working capital. If we are not able to obtain financing, we may be unable to continue our operations.

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

            The home entertainment programming market in which we compete is rapidly evolving and intensely competitive. Many of our competitors, including major studios, are increasingly offering programming, particularly DVD programming, at lower prices. They may be able to produce or secure programming on more favorable terms and may be able to adopt more aggressive pricing policies. Higher levels of competition within the industry may lead to lower prices and thus reduce sales revenue, decrease profit margins or decrease overall revenues.

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

            Conducting business in the entertainment industry involves a substantial degree of risk. Each music video, feature film or other programming title is an individual artistic work, and unpredictable audience reactions primarily determine commercial success. The commercial success of a title also depends upon the quality and acceptance of other competing programs or titles released into the marketplace, critical reviews, the availability of alternative forms of entertainment and leisure activities, general economic conditions and other tangible and intangible factors, all of which are subject to change and cannot be predicted with certainty. Our success will depend in part on the popularity of our programming, which, in turn, depends on our ability to gauge and predict expected popularity.

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

            With the exception of a dispute with Macy Gray Touring, Inc., which we settled, we are not aware that the use or licensing of any of our products infringe the proprietary rights of third parties, and we are not currently engaged in any material intellectual property litigation or proceedings. Nonetheless, we cannot assure you that we will not become the subject of infringement claims or legal proceedings by third parties with respect to our current or future products. Moreover, an adverse outcome in litigation or similar adversarial proceedings could subject us to significant liabilities to third parties, require the expenditure of significant resources to develop non-infringing products, require disputed rights to be licensed from others or require us to cease the marketing or use of certain products, any of which could have a material adverse effect on our business and operating results.

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

For the nine months ended September 30, 2005, one customer accounted for 31% of our total revenue.

         We do not have a large customer base and, during the nine months ended September 30, 2005 approximately one-third of our sales were made to one customer. The sale of our products to a small number of customers may cause net sales and operating results to fluctuate from quarter to quarter based on the customers' requirements and the timing of their orders and shipments. We do not have long-term sales contracts with most of our customers, although we believe that our relationships with our customers is satisfactory. The loss of any of our significant customers would have a material adverse effect on our business, results of operations and financial condition. If we were unable to replace a significant customer, either with other major customers or with a significant increase in the orders placed by smaller customers, we could be forced to severely curtail, or possibly even cease, our operations.

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

PART II - ITEM 1  LEGAL PROCEEDINGS

         Ken Groove v. NuTech Digital, Inc., Los Angeles Superior Court Case No. BC333782. This complaint was filed on May 20, 2005. The plaintiff alleges breach of contract, accounting, conversion, breach of fiduciary duty, constructive trust and requests a temporary restraining order and a permanent injunction. The dispute relates to certain distribution agreements allegedly entered into by us with the plaintiff for the purchase of a license to distribute the home video, television and pay per view rights for various animated motion pictures provided by the plaintiff. The plaintiff asserts that it performed its obligations under the terms of the contracts by providing us with the animated motion pictures and licensing rights. The plaintiff seeks recovery of $292,000. We deny the plaintiff's allegations. The plaintiff has filed an Application for a Right to Attach Order and Writ of Attachment seeking to attach assets in the amount of $292,000. We oppose this application. The hearing is set for November 16, 2005.

PART II - ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES
          AND USE OF PROCEEDS

         We issued the following securities during the quarter ended September 30, 2005.

         On September 1, 2005, our Board of Directors authorized the issuance of 25,000 shares of restricted common stock, with an aggregate fair value of $2,750, to a consultant for shareholder relations services rendered to us during July, August and September of 2005. The issuance of the common stock was done pursuant to section 4(2) of the Securities Act of 1933, inasmuch as we did not engage in general solicitation or advertising in making this offering and the offeree occupies an insider status relative to us that affords him effective access to the information registration would otherwise provide.

         On September 1, 2005, as an incentive to our Chief Executive Officer, President and Chief Financial Officer, Mr. Lee Kasper, to execute an Employment Agreement, we granted to Mr. Kasper an option to purchase 6,000,000 shares of our common stock. The exercise price is $0.121 per share, which is 110% of the fair market value of the common stock on the date of grant. The option was fully vested on the date of grant and has a term of five years. The issuance of the option was done pursuant to section 4(2) of the Securities Act of 1933, inasmuch as we did not engage in general solicitation or advertising in making this offering and the offeree occupies an insider status relative to us that affords him effective access to the information registration would otherwise provide.

         On September 1, 2005 Mr. Kasper was also granted an option to purchase 2,000,000 shares of our common stock, also at an exercise price of $0.121 per share. The option vests when the following performance targets are met:

      o the right to purchase 1,000,000 shares will vest if we earn $2,000,000 in revenues during any calendar quarter of the 2005 fiscal year;

      o the right to purchase 500,000 shares will vest if we earn at least $5,000,000 in revenues during the 2005 fiscal year; and

      o the right to purchase 500,000 shares will vest upon the successful production of no less than two major music concerts during the final four months of the 2005 fiscal year. A major music concert for this purpose is defined as a concert whose production budget is no less than $250,000.

         The issuance of the option was done pursuant to section 4(2) of the Securities Act of 1933, inasmuch as we did not engage in general solicitation or advertising in making this offering and the offeree occupies an insider status relative to us that affords him effective access to the information registration would otherwise provide.

         On September 14, 2005, our Board of Directors authorized the issuance of 200,000 shares of restricted common stock, with an aggregate fair value of $23,800, to Richardson & Patel LLP, our legal counsel, in payment of services rendered during the period from December 2004 through June 2005. The issuance of the common stock was done pursuant to section 4(2) of the Securities Act of 1933, inasmuch as we did not engage in general solicitation or advertising in making this offering and the offeree occupies an insider status relative to us that affords it effective access to the information registration would otherwise provide.

PART II - ITEM 3  DEFAULTS UPON SENIOR SECURITIES

         Not applicable

PART II - ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

PART II - ITEM 5  OTHER INFORMATION

         On November 4, 2005 we entered into a Settlement and Release Agreement with Macy Gray Touring, Inc., referred to as "MGT". MGT alleged that we sold, through our distributor, certain audio CDs of a Macy Gray performance without obtaining the consent of MGT. In settlement of this claim, we agreed to instruct our distributor to pay MGT the sum of $100,000. Our distributor will also pay to MGT a royalty for a limited number of units that MGT agreed to permit us to sell.

PART II - ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

3.1      Certificate of Incorporation, as amended (1)
3.2      By-laws, as amended (1)
10.1 Employment Agreement dated September 1, 2005 between the registrant and Lee Kasper (2)
10.2 Letter dated September 1, 2005 to Lee Kasper outlining the terms of stock option grants (2)
10.3 Release and Settlement Agreement dated November 4, 2005 between the registrant and Macy Gray Touring, Inc. (2)
31       Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (2)
32 Certification Pursuant to Section 1350 of Title 18 of the United States Code (2)

(1) Incorporated by reference from the Company's Registration Statement on Form SB-2 filed on May 17, 2002, as amended.
(2) Filed herewith.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 14, 2005

                                      NuTECH DIGITAL, INC.

                                      By: /s/ Lee Kasper
                                         ----------------------------
                                      President, Chief Financial Officer and
                                      Duly Authorized Officer
                                      (Principal accounting and financial
                                      officer for the quarter)