Form 10KSB
period 2005-12-31
NUTECH DIGITAL INC
filed 2006-04-17
CIK 1144347

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

                   For the Fiscal Year Ended December 31, 2005

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to ________________

                        Commission File Number 000-50021

                              NUTECH DIGITAL, INC.
                              ---------------------
                 (Name of Small Business Issuer in its charter)

          California                                       95-4642831
---------------------------------            ----------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
 of incorporation or organization)

                               7900 Gloria Avenue
                           Van Nuys, California 91406
                           ---------------------------
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

      Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

      The issuer's revenues for the fiscal year ended December 31, 2005 totaled $2,784,214

      The number of shares of the issuer's common stock, no par value per share, outstanding as of April 10, 2006 was 25,572,494. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on April 10, 2006, based on the average bid and ask price on the OTC Bulletin Board as of such date, was approximately $789,569.

                       DOCUMENTS INCORPORATED BY REFERENCE

      None

      Transition Small Business Disclosure Format: Yes |_| No |X|

                                TABLE OF CONTENTS

                                                                            Page
PART I

         ITEM 1.  DESCRIPTION OF BUSINESS..............................        4
         ITEM 2.  DESCRIPTION OF PROPERTY..............................        7
         ITEM 3.  LEGAL PROCEEDINGS....................................        7
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
                  SECURITY HOLDERS.....................................        8

PART II

         ITEM 5.  MARKET FOR COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS..........................        8
         ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.................        9
                     OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
         ITEM 7.  FINANCIAL STATEMENTS.................................       20
         ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE...............       20
         ITEM 8A. CONTROLS AND PROCEDURES..............................       20

PART III

         ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                  CONTROL PERSONS; COMPLIANCE WITH
                  SECTION 16(a) OF THE EXCHANGE ACT....................       21
         ITEM 10. EXECUTIVE COMPENSATION...............................       23
         ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT................................       26
         ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......       29
         ITEM 13. EXHIBITS AND REPORTS OF FORM 8-K.....................       30
         ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES...............       31

SIGNATURES.............................................................       32

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

      During the 2005 fiscal year we continued to change the direction of our business from licensing and distributing general entertainment products to producing, filming and distributing popular music concerts. Prior to 2004, our primary business activities centered around licensing and distributing karaoke products as well as general entertainment films that included action adventure films, children's animated films, horror films, comedies, Japanese hentai (which is adult animation) and late night programming. While we continue to offer action adventure, horror and comedy films, Japanese hentai and late night programming, we have stopped licensing new products to sell. Furthermore, we have not renewed the license we had to manufacture and distribute children's animated films and we have stopped offering karaoke products.

      We began our production and filming of popular music concerts in March 2004 with a concert given by Russell Jones, who performs under the name Ol' Dirty Bastard. During 2004, we also produced and filmed concerts given by Jessica Simpson and Macy Gray and we acquired the rights to distribute DVDs of concerts given by RZA and Kool and the Gang. During 2005, we filmed an additional four concerts by hip-hop artists. Aside from the right to sell DVDs of the concert video, we sometimes acquire broadcast rights, usually for all media, including the Internet. In May 2005 we entered into an agreement with Warner Elektra Atlantic Corporation ("WEA") for the exclusive distribution of our concert videos in the United States, its territories and possessions and Canada. Upon signing the agreement, we received a $200,000 recoupable advance. Once the advance is recouped, we are paid net receipts. Net receipts are defined as gross sales made by WEA, net of returns, less manufacturing and packaging costs, the distribution fee (22% of net sales), product returns, storage costs, freight charges, content preparation charges and other out-of-pocket expenses. WEA recouped the advance and began making payments to us in October 2005. We have not yet generated any significant revenues from the production and distribution of these concerts. During the 2005 fiscal year, we earned approximately $597,650 in revenues from our distribution arrangement with WEA.

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

      We believe that this easy method of acquiring our products is attractive to users of the Internet and will continue to grow in popularity since it provides immediate access to the desired product without the delays and costs that would be incurred if the product is shipped. We believe that immediate access to our products may encourage more spontaneous purchases by our customers. During the 2005 fiscal year, digital rights management technology accounted for $61,295 in sales as compared to $14,942 in sales for the 2004 fiscal year. We expect use of our digital rights management technology to continue to increase as customers to our website and to the websites of our distributors become more familiar with it.

      During the year ended December 31, 2005, our primary source of revenue came from sales of hentai. During 2005, hentai accounted for approximately 38.41% of our sales, music concerts accounted for approximately 30.90% of our sales, sales of our general entertainment films accounted for approximately 12.06% of our sales, karaoke products accounted for approximately 2.79% of our sales, late night programming accounted for approximately 8.71% of our sales and sales of our classical music DVDs accounted for approximately 7.13% of our sales. We also facilitate authoring, manufacturing and packaging services to content providers in the entertainment industry, although our revenue from this activity is minimal.

      During 2005 we expereienced a significant decrease in our revenues. This, combined with the substantial costs associated with filming music concerts and our outstanding debt, has made it difficult for us to operate. We are currently in technical default of our loan with Comerica Bank (although the bank has not sent us a notice of default) and we are in default of many of our contractual obligations, such as our lease agreement. It is not likely that we will be able to operate beyond April 30, 2006 if we do not receive a significant infusion of cash by that date. We do not have any commitments for funding, but we are seeking out others in the entertainment industry and in other industries who may wish to exploit our products or services.

Our Products

Contemporary Music Concerts

      During the 2005 fiscal year we produced four contemporary music concerts using high definition technology. The concerts we filmed were performed by Fat Joe, D-12, Gaelic Storm and a concert that featured a variety of hip-hop artists. Sales of our contemporary music products accounted for approximately $860,295 during 2005. We also sold licensing rights to certain music concerts which provided us with an additional $195,955 in revenues.

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

      Hentai comes to us as an original completed master and artwork with Japanese dialogue tracks. We have the script translated into English, we hire voice-over actors to dub the dialogue in English or we subtitle the work, and we create a finished master for DVD format. We also create menus for the DVD products and redesign the artwork for the packaging. Revenues from sales of hentai totaled approximately $1,069,420 in 2005 as compared to $2,481,269 in 2004.

      We license and have available for sale 150 anime films. We do not currently intend to license any additional anime titles.

Late Night Films

      We license 260 late night films. We receive the original completed master and artwork of a film. We send the master to a replicator to produce a tape that is then used to manufacture the work in DVD format. Revenues from late night programming totaled approximately $242,496 in 2005 as compared to $279,310 in 2004.

General Entertainment Films

      During the 2005 fiscal year, we offered 23 action adventure, horror and comedy films. Revenues from these films totaled approximately $335,741 in 2005 as compared to $856,066 in 2004.

Karaoke

      During 2005, karaoke products accounted for approximately $77,769 in sales as compared to $506,214 in sales in 2004. We no longer offer karaoke products.

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

Our Suppliers and Customers

      We distribute our products throughout the world via retail stores, the Internet, wholesale distributors and through our digital rights management technology. We host two websites, www.nutechdvd.com and www.nutechdigital.tv. Information included on our websites is not a part of this annual report. Approximately 19.79% of our revenues are earned from sales of products made outside of the United States.

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

      In the past, we replicated our films and music on DVD through four suppliers, U-Tech Media, Media Factory, L & M Optical Disk West, LLC and Fortune Disc. During 2005, we entered into an exclusive replication and packaging services agreement with L & M Optical Disk West, LLC. If this supplier was to become unable to provide the replication services necessary for our business, we believe that we could find other suppliers who would be able to provide these services to us at competitive prices.

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

Competition

      All of our products compete with other products and services that utilize free time or disposable income. The entertainment industry is, in general, highly competitive and many of our competitors, such as major motion picture studios and recording labels like Sony/BMG, WEA, and Universal, have much larger selections of products, the ability to spend significant sums on advertising and promotion and much greater distribution capacities than we have. We do not represent a significant presence in our markets. We cannot guarantee you that we can compete successfully.

Employees

      As of December 31, 2005 and currently we have 12 employees. Of these employees, three are in management, four are in administration, and the remaining employees are in general operations.

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

      Ken Groove v. NuTech Digital, Inc., Los Angeles Superior Court Case No. BC333782. This Complaint was filed with the Los Angeles Superior Court on May 20, 2005, and was served on NuTech on June 20, 2005. Ken Groove alleged breach of contract, accounting, conversion, breach of fiduciary duty, constructive trust and requested a temporary restraining order and permanent injunction relating to certain five year distribution agreements allegedly entered into with NuTech for the home video, television and pay per view rights for various animated motion pictures provided by Ken Groove. NuTech denied Ken Groove's allegations. This case was settled on March 9, 2006. We were not required to pay anything to settle this matter, although we agreed to return the films to Ken Groove in exchange for a payment of $30,000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Our annual meeting of security holders was held on November 11, 2005.

      The votes cast for, against or withheld as to each director and each other matter is as follows:

Election of Directors:

Name of Director                Votes cast "For"                Votes "Withheld"

Lee Kasper                        18,350,879                       160,299
Joseph Giarmo                     18,367,478                       143,700
Yegia Eli Aramyan                 18,363,728                       147,450
Jay S. Hergott                    18,371,228                       139,950

      Weaver & Martin, LLC was ratified as our independent auditor. Of the votes cast, 18,484,878 were cast for this proposal, 22,300 votes were cast against this proposal and 4,000 votes abstained from voting on this proposal.

      Stock option grants to Lee Kasper were not approved. Of the votes cast, 8,407,705 votes were cast for the proposal, 257,689 votes were cast against the proposal and 2,500 abstained from voting on this proposal. There were 9,843,284 broker non-votes.

      Shares which abstained from voting as to the proposals, and shares held in "street name" by brokers or nominees who indicated on their proxies that they did not have discretionary authority to vote such shares as to the proposals ("broker non-votes"), were counted for purposes of determining whether the affirmative vote of a majority of the shares present at the meeting and entitled to vote on the proposals had been obtained.

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

                                              PERIOD        HIGH         LOW
                                         ---------------   --------    --------

Fiscal Year Ended December 31, 2005      First Quarter       $0.28       $0.12
                                         Second Quarter      $0.17       $0.09
                                         Third Quarter       $0.15       $0.08
                                         Fourth Quarter      $0.14       $0.04

Fiscal Year Ended December 31, 2004      First Quarter       $1.50       $0.56
                                         Second Quarter      $0.97       $0.35
                                         Third Quarter       $0.49       $0.20
                                         Fourth Quarter      $0.35       $0.18

      As of April 10, 2006, there were approximately 54 holders of record of our common stock. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

      Since becoming a reporting company, we have never declared or paid any cash dividends on our common stock and do not expect to declare or pay any cash dividends in the foreseeable future. Prior to becoming a reporting company, we were an S corporation for tax reporting purposes and we paid dividends to Lee Kasper, our sole shareholder.

Recent Sales of Unregistered Securities

      None.

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

Overview of Business

      We are engaged in the business of licensing and distributing general entertainment products, most of which are made available through digital versatile discs, commonly known as DVDs. Our products include popular music concerts, Japanese anime, late night programming and general entertainment action adventure films. Prior to 2005, we also actively engaged in the sale of children's animated films and karaoke software. We began phasing out these products during 2005 when management decided to shift the emphasis of our business from selling general entertainment products to producing films of music concerts using high definition technology, and distributing these films. While we continue to sell films from our library of over 600 titles, we are working to expand our library of high definition music concerts and, whenever possible, to obtain broadcast rights to these concerts.

      All of our DVD products are sold through retail stores, the Internet, and wholesale distributors. We also license the broadcast rights to the music concerts we produce and film.

      In January 2005 we implemented a digital rights management technology affording us the ability to offer our products on demand over the Internet. Our digital rights management technology allows our products to be accessed via secure downloads to a personal computer. Currently, this technology is applied to third parties with our license content through licensing and affiliate websites or unaffiliated partnering websites. Once we encrypt the content title, it cannot be viewed without a playback license, which triggers the revenues, thus enabling us to share our library with other providers of films over the Internet. We are continuing to develop our software so that it can be integrated with any website. We believe that this technology represents the way in which high definition on demand video and music concerts will be delivered in the future.

      In May 2005, we signed a distribution contract with WEA for the exclusive distribution of our concert videos in the United States, its territories and possessions and Canada. Upon signing the agreement, we received a $200,000 recoupable advance. Once the advance is recouped, we are paid net receipts. Net receipts are defined as gross sales made by WEA, net of returns, less manufacturing and packaging costs, the distribution fee (22% of net sales), product returns, storage costs, freight charges, content preparation charges and other out-of-pocket expenses. WEA recouped the advance and began making payments to us in October 2005. We have not yet generated any significant revenues from the production and distribution of these concerts. During the 2005 fiscal year, we earned approximately $597,650 in revenues from our distribution arrangement with WEA. We recognize revenue from sales generated by WEA when WEA ships the products to its customers.

      Our acquisition of general entertainment films is typically done through the payment of advance royalties in exchange for a license that usually lasts five years to perpetuity.

      The production and filming of popular music concerts is extremely cash intensive. Production costs, such as fees or costs for the artist, venue, musicians, sound and cameramen, make-up, wardrobe, insurance and releases, are paid either prior to or immediately following the performance. To date, we have paid these costs or, in some instances, we have partnered with unrelated third parties who assist us with the payment of these costs in exchange for a share of the royalties. After the performance, we must spend additional funds to have the master prepared and ultimately approved by the artist. Depending on our agreement with the artist, we may obtain all the rights to the production, in which case we can exploit it in any medium, or we may obtain only restricted rights. During the year ended December 31, 2005, revenues from our music concerts totaled only $860,295. During the year ended December 31, 2005, we also sold licensing rights to certain music concerts, earning $195,955 in revenues. In accordance with SOP 00-2 we recognized the revenue at the date of the various agreements. This revenue is not recurring and we cannot be certain this level will increase in the future.

Critical Accounting Policies and Estimates

      We have identified various accounting principles that we believe are key to an understanding of our financial statements. These important accounting policies require management's most difficult, subjective judgments. When we are required to form estimates we use the data available to us, such as historical information (payment histories or sales histories), management's experience, economic conditions and industry and consumer trends. However, this information, while useful, may not be a reliable predictor of future events. For example, when we state our production costs, we must state them at cost less accumulated amortization. As stated below, amortization is computed in the ratio that current period actual revenue (numerator) bears to estimated remaining unrecognized ultimate revenue as of the beginning of the current fiscal year (denominator). If we estimate ultimate revenue incorrectly because we do not have sufficient historical information or because consumer trends change, it may result in an overstatement or understatement in these costs. While we make every attempt to estimate accurately, there is no guarantee that we will be able to do so.

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

      Allowance for Doubtful Accounts and Returns. We establish an allowance for doubtful accounts and returns based on factors surrounding the credit risk of our customers, historical trends for returns and other information. The allowance for doubtful accounts is established by analyzing each customer account that has a balance over 90 days past due. Each account is individually assigned a probability of collection. When other circumstances suggest that a receivable will not be collectible, it is immediately reserved for, even if the receivable is not yet in the 90-days-past due category. The allowance for returns is estimated based upon prior returns for each customer.

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

      Production Costs. Production costs are stated at cost less accumulated amortization. We amortize production costs using the individual film-forecast-computation method as required by Statement of Position 00-2, Accounting by Producers or Distributors of Films. Under this method, amortization is computed in the ratio that current period actual revenue (numerator) bears to estimated remaining unrecognized ultimate revenue as of the beginning of the current fiscal year (denominator). If a product is not selling in sufficient quantities, we then write down the asset to its estimated fair value and record the impairment as a current period expense.

      Accounting Estimates. Management uses estimates and assumptions in preparing financial statements in accordance with accounting principles generally accepted in the United States of America. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

      As indicated above, management's estimates are generally based on historical data, experience, industry and consumer trends and economic conditions. For example, management estimates future revenue to be received in order to determine the fair value of its assets, potential asset impairment, and amortization policies. However, if management does not have adequate experience or available historical data to accurately make these estimates, then actual results could vary substantially from the stated results.

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

      Stock based Compensation.As permitted by FAS 123, as amended, the company accounts for stock options issued to employees using the intrinsic value method as prescribed by APB 25. Under this method no expenses is recognized for options issued with an exercise price equal to or greater than the market price of the stock on the date of grant. Expense for options or warrants issued to non-employees is recorded in the financial statements at estimated fair value. For options issued to employees, the Company is subject to pro forma disclosures based on the estimated fair value of options issued.

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

Results of Operations

Selected Statement Of Operations Data

      Comparison of Year End Periods. Summarized in the table below is statement of operations data comparing the year ended December 31, 2005 with the year ended December 31, 2004:

                                                   Year Ended             Increase/(Decrease)
                                           December 31,    December 31,
                                               2005            2004
Sales
     General Products and Licensing        $ 1,923,919     $ 4,122,859     $(2,198,940)
     Live Concert Products and Licensing       860,295          57,717         802,578
                                           -----------     -----------     -----------
     Total Sales                             2,784,214       4,180,576      (1,396,362)
Product and Freight Costs                    1,730,756       1,408,773         321,983
                                           -----------     -----------     -----------
     Percentage of Sales                            62%             34%
Gross Profit                                 1,053,458       2,771,803      (1,718,345)
All Other Expenses                           5,393,194       3,763,909       1,629,285
                                           -----------     -----------     -----------
Operating Loss                              (4,339,736)       (992,106)     (3,347,630)
Interest Expense                              (152,759)       (150,824)         (1,935)
Recovery of Bad Debts                               --           8,260          (8,260)
Rental Income                                   12,000              --          12,000
Cancellation of Debt                           533,164              --         533,164
Litigation Settlements                              --        (100,000)        100,000
                                           -----------     -----------     -----------
(Loss) before Corporation
     Income Taxes                           (3,947,331)     (1,234,670)     (2,712,661)
Corporation Income Tax                             800             800
                                           -----------     -----------     -----------
Net (Loss)                                 ( $3,948,131)   ( $1,235,470)   ($2,712,661)
                                           ===========     ===========     ===========
Net (Loss) Per Share
     Basic and Diluted                     ($     0.17)    ($     0.06)    ($     0.11)
                                           ===========     ===========     ===========

Sales

      Our sales for the year ended December 31, 2005 were $2,784,214, as compared to sales of $4,180,576 for the year ended December 31, 2004, a 33% decrease. This decrease for the year ended December 31, 2005 is primarily attributable to the following:

      o     reduced sales of children's animated films;

      o     reduced sales of general entertainment movies;

      o     phase-out of karaoke products;

      o in May 2005, we signed a distribution agreement with WEA to sell 34 titles, however, WEA did not start selling our products until October, so we had a period of five months with very little sales activity;

      o during the year ended December 31, 2004, we experienced a one time sale of $550,000 to one customer that was not repeated in 2005.

Product and Freight Costs

      Our product and freight costs for the year ended December 31, 2005 were $1,730,756 or 62% of sales, as compared to $1,408,773 or 34% of sales for the year ended December 31, 2004. The 28% increase in product and freight costs as a percentage of sales for the year ended December 31, 2005 was attributable to a change in our product sales mix and additional distribution fees, publishing fees and clearance rights for music.

Royalty, Selling, Consulting and General and Administrative Expenses

            Summarized in the table below are royalty, selling, consulting and general and administrative expenses comparing the year ended December 31, 2005 with the year ended December 31, 2004:

                                                  Year Ended         Increase/(Decrease)
                                         December 31,   December 31,
                                            2005           2004
Royalty Expenses                         $   661,152   $   212,101    $   449,051
                                         -----------   -----------    -----------
Selling Expenses
     Credit Card Fees                    $    19,517   $    39,564    $   (20,047)
     Salaries, Wages and Payroll Taxes        52,143        88,910        (36,767)
     Commission Expense                       11,705            --         11,705
     Other Selling Expenses                   46,206        94,582        (48,376)
                                         -----------   -----------    -----------
$                              129,571   $   223,056             $        (93,485)
                                         -----------   -----------    -----------
Consulting Expenses                      $   393,970   $   564,820    $  (170,850)
                                         -----------   -----------    -----------
General and Administrative Expenses
     Bad Debts                           $     1,317   $    76,250    $   (74,933)
     Loan Fee                                      0        18,300        (18,300)
     Automobile Expenses                      26,015        39,283        (13,268)
     Travel Expenses                          34,237        45,187        (10,950)
     Internet and Web Development             14,645        36,934        (22,289)
     Telephone and Utility Expense            52,064        63,532        (11,468)
     Accounting Fees                          91,375        73,425         17,950
     Promotion and Public Relations            1,118       106,603       (105,485)
     Rent                                    115,824       109,342          6,482
     Insurance                               143,124       155,877        (12,753)
     Legal Fees                              274,612       275,492           (880)
     Amortization and Depreciation            92,199       364,590       (272,391)
     Salaries, Wages and Payroll Taxes     1,011,372     1,189,418       (178,046)
     Other General and Administrative
        Expenses                             203,304       209,699         (6,395)
                                         -----------   -----------    -----------
                                         $ 2,061,206   $ 2,763,932    $  (702,726)
                                         ===========   ===========    ===========


      Our royalty expenses increased by $449,051 or 212% during the year ended December 31, 2005 to $661,152 as compared to $212,101 for the year ended December 31, 2004. This increase is directly related to the mixture of products sold during the period and the release of two concert productions which carry a higher royalty fee than our other general entertainment products.

      Our selling expenses decreased by $93,485 or 42% during the year ended December 31, 2005 to $129,571 as compared to $223,056 for the year ended December 31, 2004. This decrease is due to the decrease of $36,767 in salaries, wages and payroll taxes due to the elimination of job positions in order to reduce costs.

      The consulting expenses incurred during the year ended December 31, 2005 related to our contracting for several consultants to assist us in developing a business plan, promoting our products, acquiring performers for musical concerts and maintaining investor relations. We do not expect these expenses to continue at these levels in the future.

      The overall decrease of $702,726 or 25% in our other general and administrative expenses for the year ended December 31, 2005 to $2,061,206 from $2,763,932 for the year ended December 31, 2004 was attributable to the decrease of $178,046 in salaries, wages and payroll taxes, the decrease in promotion and public relations of $105,485 as a result of our ongoing efforts to reduce costs, a decrease in depreciation and amortization of $272,391, and a decrease in bad debts of $74,933.

      The decrease in salaries, wages and payroll taxes for the year ended December 31, 2005 is primarily attributable to the fact that we have eliminated a number of administrative positions in order to reduce costs. We may need to fill these administrative positions again depending on our needs in the near future.

      The decrease in depreciation and amortization for the year ended December 31, 2005 is due to the large write off of completed masters in 2005. It was determined certain masters were either no longer usable, or that we would no longer use them due to their inability to make a profit, so they were written off as asset impairments.

      The decrease in bad debts for the year ended December 31, 2005 is primarily attributable to having minimal write-offs of accounts receivable balances. During the year ended December 31, 2004, a significant number of accounts receivable balances were deemed uncollectible and subsequently written off.

Net Income (Loss)

      Our net loss increased $2,712,661 or 220% from $1,235,470 during the year ended December 31, 2004 to $3,948,131 during the year ended December 31, 2005 due to the following:

      o decrease in sales due to the five month lapse in sales from the WEA contract;

      o     write off of impaired assets; and

      o     the change in the focus of business to the production of concerts.

Liquidity and Capital Resources

      To date, we have financed our operations with cash from our operating activities, a bank line of credit, a Small Business Administration loan, a loan from Ritek Corporation which has been written off as of December 31, 2005, various loans from individuals, cash raised through the sale of our securities or the exercise of options or warrants, and the issuance of our securities to various consultants in payment for the provision of their services or to other creditors in satisfaction of our indebtedness to them. We do not have sufficient funds to keep our business operating. We do not currently have any commitments for funding, although we have entered into the following agreements with Digital Acquisition Company LLC. In March 2006, we transferred to Digital Acquisition Company LLC certain distribution rights to four of our filmed music concerts in exchange for a payment of $100,000. Pursuant to this agreement, Digital Acquisition Company LLC is entitled to distribute the films anywhere except the United States, its territories and possessions, Canada and Australia. On April 13, 2006, we signed a second agreement with Digital Acquisition Company LLC. In exchange for a payment to one of our vendors, our Chief Executive Officer and President, Mr. Lee Kasper, agreed to transfer 3,000,000 shares of his common stock in NuTech Digital, Inc. into an escrow account to be used as security for repayment of the advance and he agreed to resign his positions as Chief Executive Officer and Chairman of the Board of Directors if Digital Acquisition Company LLC provides additional funding to us and asks for his resignation.

      In July 2000, we received a $900,000 Small Business Administration loan with Comerica Bank participation. The interest rate per annum is 2% over prime, and the loan is scheduled to be paid over an 18 year period. We have not made the required payments toward this loan for a period of three months.

      From time to time we borrow funds from Mr. Lee Kasper, our Chief Executive Officer, President, director and significant shareholder. These loans accrue interest at the rate of 10% per annum and are due on demand. At December 31, 2005, we owed Mr. Kasper $263,000 from these borrowings.

      On August 1, 2005 Mr. Kasper received a personal loan from Skura Intercontinental Trading Company in the amount of $350,000. The interest rate on the loan is 8% per annum, and the loan is scheduled to be repaid over a 36 month period. Mr. Kasper loaned these funds to us on identical terms as the Skura loan. We used these funds to produce live music concerts.

      On July 27, 2005 we borrowed $100,000 from Noel Gimbel, an unrelated individual. The interest rate on the loan is 10% per annum and the loan was due to be paid in full on April 15, 2006. We used these funds to produce live music concerts. We do not currently have the funds to repay this loan.

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

      In September 2004 we borrowed $360,000 from Mr. Kasper, and a total of $100,000 from trusts created for the benefit of his children. All of these loans had a term of one to three months and bore simple interest at the rate of 10% per annum. We repaid these loans with part of the proceeds we received from the financing we undertook in February 2004.

      In February 2004 Mr. Kasper received a personal loan in the amount of $500,000. The interest rate on the loan is 3% per annum, and the loan is scheduled to be repaid over a 36 month period. Mr. Kasper loaned these funds to us on identical terms, as his loan. We used these funds to expand our library of anime titles.

Sources and Uses of Cash

      Summarized in the table below is information derived from our statements of cash flow comparing the year ended December 31, 2005 with the year ended December 31, 2004:

                                                     Year ended
                                     December 31, 2005        December 31, 2004
Net Cash Provided (Used) By

Operating Activities                       ($ 307,738)           ($ 1,178,449)
Investing Activities                          (55,480)               (283,851)
Financing Activities                          367,835               1,431,473
                                          -----------             -----------
Net Increase (Decrease) in Cash           $     4,617            ($    30,827)
                                          ===========             ===========

Operating Activities

      During the year ended December 31, 2005, our net loss was $3,948,131. This included non-cash items of depreciation in the amount of $372,680, amortization in the amount of $447,652, provisions for doubtful accounts and returns on receivables of $291,000, payment of consulting fees and services with common stock, options, and warrants in the amount of $252,242, asset impairment of $2,147,295, and the cancellation of $533,164 of outstanding debt. Cash was provided from operations by the decrease of inventories of $433,693, the decrease in our production costs of $25,562, the decrease of prepaid royalties of $234,936, prepaid consulting expense of $226,145, the decrease in our prepaid expenses of $17,035, and the increase in accrued liabilities of $265,895. Cash was provided by an increase in accounts receivable $233,529, to fund an increase in our production costs receivable of $112,626 and to fund an increase in our accounts payable of $194,423.

      During the year ended December 31, 2004, we used $1,722,591 of cash to acquire the rights to DVD entertainment products through licenses and paid required royalty advances on the licenses for over 60 new titles.

Investing Activities

      During the year ended December 31, 2005 and 2004, we used $55,480 and $283,851, respectively, for the purchases of property and equipment.

Financing Activities

      Financing activities for the year ended December 31, 2005 provided net cash of $367,835. We repaid a bank overdraft in the amount of $20,236 and made principal payments on our loan payable, related parties, notes payable, other, notes payable, related party and capital leases in the amounts of $53,745, $16,845, $368,098 and $11,713, respectively. We received $85,000, $263,000, $100,000 and $350,000 in proceeds from the issuance of common stock, proceeds from our demand notes payable, notes payable to an unrelated party, notes payable to a related party.

      Financing activities for the year ended December 31, 2004 provided net cash of $1,431,473. The primary source of this cash was the $2,269,650 in net proceeds from the issuance of common stock. From this we were able to reduce our notes payable to an unrelated party, notes payable to related parties and capital leases by $31,297, $1,036,140 and $22,239, respectively.

Commitments for Capital Expenditures

      At December 31, 2005, we had no commitments for capital expenditures.

Going Concern

      The financial statements included in this report are presented on a "going concern" basis. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. Our auditors have indicated that the following factors raise substantial doubt as to our ability to continue as a going concern:

      o     we have an accumulated a deficit of $5,763,105 since inception;

      o     we have a working capital deficit of $1,790,528; and

      o we have begun producing music concerts which require a substantial investment of cash but have not, to date, generated substantial revenues for us.

If we are able to stay in business, we believe that the following will help to eliminate this qualification:

      o we have eliminated public relations expenses for the immediate future;

      o we released our first live music concert DVD in November of 2004 and three additional live music concert DVDs in the 2005 fiscal year. As we release additional DVDs, we anticipate that these products will increase the revenue stream from this portion of our business; and

      o we intend to continue negotiating with major artists for the exclusive rights to produce and distribute their live music concerts worldwide.

Past Due Accounts Payable

      Approximately $950,000 of accounts payable are over 90 days old and could hamper our acquisition of inventory and concert production in future periods. We failed to make monthly payments toward the lease for our offices, operations and warehouse facilities for a period of two months, and the lessor has served us with an eviction notice.

Off-Balance Sheet Arrangements

      There are no guarantees, commitments, lease and debt agreements or other agreements that could trigger an adverse change in our credit rating, earnings, cash flows or stock price, including requirements to perform under standby agreements.

Capital Requirements and Available Capital Resources

      Our capital requirements, particularly as they relate to the production of popular music concerts, have been and will continue to be significant. Our primary use of cash consists of licensing and royalty costs ranging from 15% to 25%, production of live music concerts and general operating costs. Our future cash requirements and the adequacy of available funds will depend on many factors, including the pace at which we expand our production of popular music concerts, our ability to negotiate favorable production agreements with the artists whose concerts we film, whether our popular music concerts generate significant revenues, and the general state of the economy, which impacts the amount of money that may be spent for entertainment.

      As of December 31, 2005 we had available $4,617 of cash on hand and $1,790,528 of a working capital deficit. Cash generated by our current operations is not sufficient to continue our business. We need immediate additional financing to pay our costs and expenses. We are seeking to raise funding from joint-venture or strategic partners. We currently do not have any binding commitments for, or readily available sources of, additional financing. We cannot provide any assurances that we will be able to secure the additional cash or working capital we may require to continue our operations.

Factors Affecting Business, Operating Results and Financial Condition

      An investment in our securities is very speculative and involves a high degree of risk

We have begun producing and filming popular music concerts. So far, this activity has not been profitable.

      During the 2004 fiscal year we shifted the emphasis of our business from licensing and distributing general entertainment products to producing, filming and distributing popular music concerts. We have stopped selling karaoke products and we do not intend to license new film products. This shift in emphasis resulted in a decline of approximately 33% in revenues while the costs of our sales increased by approximately 28%. Unless we receive a significant infusion of capital, we will not be able to continue operating.

If we do not receive a significant infusion of capital in the immediate future, we will not be able to continue operating.

      The production, filming and distribution of concert DVDs requires a significant outlay of capital.

      It is not likely that we will be able to continue our business without additional financing. Currently, we have no commitments for additional financing. If we do not receive financing within the next 15 days, we may have to cease operations.

We may be unable to continue as a going concern.

      Our independent auditor has noted in its report concerning our financial statements as of December 31, 2005 that we have accumulated a deficit of $5,763,105 since inception and that we have a working capital deficit of $1,790,528. During 2005 our revenues declined significantly while our expenses increased. We do not earn sufficient revenues to operate profitably and we have no funding commitments.

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

      The majority of our revenues are still derived from sales of our DVD products, particularly hentai. Our DVD products compete with pay-per-view cable television systems, in which cable television subscribers pay a fee to see a movie or other program selected by the subscriber. Existing pay-per-view services offer a limited number of channels and programs and are generally available only to households with a converter to unscramble incoming signals. Recently developed technologies, however, permit certain cable companies, direct broadcast satellite companies, telephone companies and other telecommunications companies to transmit a much greater number of movies to homes in more markets. Ultimately, further improvements in these technologies or the development of other technologies, such as Internet-TV, could lead to the availability of a broad selection of movies or music videos to consumers on demand at low prices, which could substantially decrease the demand for DVD-video purchases or rentals. This could have a material adverse effect on our financial condition and results of operations.

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

      During 2005 approximately 8.71% of our sales were from late night programming, that is, programming that includes sexually explicit content which is made to be viewed solely by adults. If we include hentai in the category of late night programming, then approximately 47.12% of our sales would fall into this category.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Farber & Hass LLP, the independent accountant who had been engaged by us as the principal accountant to audit our consolidated financial statements, was dismissed effective April 14, 2005. On April 14, 2005, our Board of Directors approved the engagement of Weaver & Martin, LLC as our new principal independent accountant to audit our consolidated financial statements for the year ending December 31, 2005.

      The decision to change our independent accountant from Farber & Hass LLP to Weaver & Martin, LLC was approved by our Board of Directors.

      The report of Farber & Hass LLP on our financial statements as of and for the years ended December 31, 2004 and December 31, 2003 did not contain an adverse opinion, or a disclaimer of opinion, however the report issued on the financial statements for the year ended December 31, 2004 was modified as to our ability to continue as a going concern. During the periods ended December 31, 2003 and December 31, 2004 and the interim period from January 1, 2005 through the date of dismissal, we did not have any disagreements with Farber & Hass LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Farber & Hass LLP, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

      Prior to engaging Weaver & Martin, LLC, we had not consulted Weaver & Martin, LLC regarding the application of accounting principles to a specified transaction, completed or proposed, or the type of audit opinion that might be rendered on our financial statements.

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

ITEM 8B. OTHER INFORMATION

      As of February 14, 2006, we failed to make the monthly payments due on our loan to Comerica Bank., our Small Business Administration lender. We have been working with Comerica Bank regarding this matter. Comerica Bank has not yet notified us that the loan is in default.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Identification of Directors and Executive Officers

      The following table sets forth certain information regarding our directors and executive officers.

Name                      Age               Position
Lee Kasper                60                Chief Executive Officer, President,
                                            Chief Financial Officer, Director
Joseph Giarmo             37                Vice President, Director
Yegia Eli Aramyan         53                Accountant, Director
Jay S. Hergott            59                Director

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

Code of Ethics

      On February 13, 2004 our Board of Directors adopted a Code of Business Conduct and Ethics that applies to all of our officers, directors and employees. We will provide to any person, upon request and without charge, a copy of our Code of Ethics. Requests should be in writing and addressed to Mr. Lee Kasper, c/o NuTech Digital, Inc., 7900 Gloria Avenue, Van Nuys, California 91406.

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

      To our knowledge, based solely upon review of the copies of such reports received or written representations from the reporting persons, we believe that during our 2005 fiscal year our directors, executive officers and persons who own more than 10% of our common stock complied with all Section 16(a) filing requirements with the exception of the following: Mr. Eli Aramyan was granted an option to purchase 300,000 shares of common stock at a price of $0.11 per share on September 1, 2005. This option was reported on September 12, 2005.

ITEM 10. EXECUTIVE COMPENSATION

      During the 2005 fiscal year, Mr. Lee Kasper, our Chief Executive Officer and President, and Mr. Joseph Giarmo, our Vice President, were the only executive officers receiving compensation of at least $100,000 per year. The following table sets forth information as to the compensation paid or accrued to Mr. Kasper and Mr. Giarmo, as well as to compensation paid to our director, Mr. Jay Hergott, for his services as a director, and to Mr. Yegia Eli Aramyan, another of our directors, for his services as an officer, for the three years ended December 31, 2005, December 31, 2004 and December 31, 2003:


                                            SUMMARY COMPENSATION TABLE

                                                                              Securities
                                                                              Underlying
                                                                              Underyling       All Other
    Name and Principal                       Salary            Bonus           Options/      Compensation
         Position              Year           ($)               ($)             SARs(1)           ($)
----------------------         -----      ----------          ------          ---------     --------------
Lee Kasper,                    2005       $288,462              ---            8,000,000
Director, CEO,                 2004       $497,308(1)           ---              500,000(3)          --
President, CFO                 2003       $413,077              ---              700,000        $39,600(9)

Joseph Giarmo,                 2005       $137,500                               300,000(4)
Director                       2004       $136,779              ---            1,400,000(5)
Vice President                 2003       $128,349              ---              350,000        $12,750(10)
Secretary

Jay S. Hergott                 2005        $10,000
Director                       2004        $10,000              ---               70,000(6)     $37,450(11)
                               2003        $10,000              ---               25,000            ---

Yegia Eli Aramyan              2005        $66,000                               600,000(7)
Director, Accountant           2004        $65,308            $5,000             150,000(8)
                               2003        $62,838              ---              200,000

----------
(1) Of the amount shown as compensation paid to Mr. Kasper in 2004, the payment of $115,385 has been accrued but unpaid.
(2) On September 1, 2005, in conjunction with the execution of his employment agreement, we granted an option to Mr. Kasper for the purchase of 6,000,000 shares of our common stock at an exercise price of $0.121 per share. The option has a term of five years. On that date we also granted Mr. Kasper a performance-based option for the purchase of 2,000,000 shares of common stock. This option has expired.
(3) Mr. Kasper was granted two options during the 2004 fiscal year. The first option, for 500,000 shares of common stock, was granted on January 9, 2004 at an exercise price of $0.66 per share. The second option was an option for 2,000,000 shares of common stock granted to Mr. Kasper on June 18, 2004. The right to purchase the shares vested on the attainment of certain performance targets during the 2004 fiscal year. Mr. Kasper is able to exercise the option for a total of 500,000 shares. The exercise price of the option is $0.385 per share.
(4) Mr. Giarmo was granted one option during the 2005 fiscal year. The option was granted on December 20, 2005. The exercise price is $0.06 per share.
(5) Mr. Giarmo was granted three options during the 2004 fiscal year. The first option, for 100,000 shares of common stock, was granted on January 9, 2004 at an exercise price of $0.60 per share. The second option was an option for 300,000 shares of common stock granted to Mr. Giarmo on June 18, 2004. Of this amount, the right to purchase 150,000 shares vested immediately and the balance vested on the attainment of certain performance targets during the 2004 fiscal year. Mr. Giarmo is able to exercise the option for a total of 200,000 shares. The exercise price is $0.35 per share. The third option, granting to Mr. Giarmo the right to purchase 1,000,000 shares of common stock, was granted on September 1, 2004. The exercise price for the option is $0.26 per share. The right to purchase 500,000 shares vested on the date of grant and the right to purchase 500,000 shares vested on October 1, 2004.
(6) Mr. Hergott was granted two options during the 2004 fiscal year. The first option, for 40,000 shares of common stock, was granted on September 1, 2004 at an exercise price of $0.26 per share. The second option, for 30,000 shares of common stock, was granted on December 6, 2004 at an exercise price of $0.27 per share. Mr. Hergott also received a grant of 35,000 shares of common stock on January 28, 2004.
(7) Mr. Aramyan was granted two options during the 2005 fiscal year. The first option, for 300,000 shares of common stock, was granted on September 1, 2005 at an exercise price of $0.11 per share. The second option, for 300,000 shares of common stock, was granted to Mr. Aramyan on December 20, 2005 at an exercise price of $0.06 per share.
(8) Mr. Aramyan was granted two options during the 2004 fiscal year. The first option, for 100,000 shares of common stock, was granted on June 18, 2004 at an exercise price of $0.35 per share. The right to purchase 50,000 shares has vested. The second option, for 50,000 shares of common stock, was granted to Mr. Aramyan on December 6, 2004. The exercise price is $0.27 per share.
(9) These amounts represent expenses paid in connection with Mr. Kasper's automobile.
(10) This amount constitutes payments made to Mr. Giarmo pursuant to a joint venture agreement he entered into with us whereby he advanced funds in the amount of $60,000 for the acquisition of licensing rights to certain anime products. Mr. Giarmo is repaid at the rate of $0.25 for each unit of the product sold. This agreement is terminated.
(11) Represents the value, on January 28, 2004, of 35,000 shares of common stock granted to Mr. Hergott.

      Other than Lee Kasper, with whom we have an employment agreement, we do not have a long term incentive plan or arrangement of compensation with any individual in the group of officers and directors.

Employment Agreements

      On September 1, 2005 our Board of Directors approved an Employment Agreement for Lee Kasper. The term of the Employment Agreement is seven years. After the initial term, unless either party gives 180 days notice to the other that it wishes to terminate the Employment Agreement, the term will be renewed for successive one year periods.

      Mr. Kasper will receive a base salary of $600,000 per year. Mr. Kasper will also be entitled to receive an annual performance bonus based on standards and goals established by the Board of Directors and Mr. Kasper within 90 days of the beginning of each fiscal year. Mr. Kasper is also entitled to participate in any benefit programs established for our employees.

      We may terminate Mr. Kasper's employment for cause, as defined in the Employment Agreement. If Mr. Kasper's employment were to be terminated for cause, he would not receive severance benefits. We may also terminate Mr. Kasper's employment by giving him 90 days written notice of termination or if he becomes disabled. Mr. Kasper's employment will be terminated as a result of his death. If Mr. Kasper's employment were to be terminated for any of these reasons, or if we fail to renew the Employment Agreement after the expiration of the initial term, Mr. Kasper would be entitled to the following severance benefits:

      o payment, in a lump sum, of his base salary for the remainder of the term;

      o     three years' base salary;

      o     any performance bonus to which he may be entitled; and

      o an amount equal to the average of any discretionary bonus he received during the past three years.

      Irrespective of the reason for Mr. Kasper's termination, we must immediately repay in full, irrespective of the terms of the promissory notes or other agreements evidencing the indebtedness, any loans made by Mr. Kasper to us or personally guaranteed by Mr. Kasper on behalf of us.

Equity Incentive Plan

      Our Board of Directors and our shareholders approved the NuTech Digital, Inc. 2001 Equity Incentive Plan which permits us to grant, for a ten year period, both stock purchase rights and stock options. We had originally reserved 3,500,000 shares of our common stock for issuance to our directors, employees and consultants under the Plan. In January of each year we are permitted to increase the number of shares of common stock reserved for awards to an amount that does not exceed 30% of all of our issued and outstanding shares. On January 1, 2006, we were permitted to increase the number of shares of common stock reserved for awards by 2,703,674 shares. The Plan is administered by the Board of Directors. As the administrator of the Plan, the Board of Directors has the authority and discretion, subject to the provisions of the Plan, to select persons to whom stock purchase rights or options will be granted, to designate the number of shares to be covered by each option or stock purchase right, to specify the type of consideration to be paid, and to establish all other terms and conditions of each option or stock purchase right. Options granted under the Plan will not have a term that exceeds ten years from date of grant. As of December 31, 2005, we granted options to purchase a total of 2,190,000 shares of our common stock under the Plan.

Individual Plan

      As an incentive to Mr. Kasper to execute the Employment Agreement, we granted him an option to purchase 6,000,000 shares of our common stock, no par value. The exercise price is $0.121 per share, which is 110% of the fair market value of the common stock on September 1, 2005. The option was fully vested on the date of grant and has a term of five years.

      Mr. Kasper was also granted an option to purchase 2,000,000 shares of our common stock, also at an exercise price of $0.121 per share. The option was to vest when the following performance targets were met:

      o the right to purchase 1,000,000 shares was to vest if we earned $2,000,000 in revenues during any calendar quarter of the 2005 fiscal year;

      o the right to purchase 500,000 shares was to vest if we earned at least $5,000,000 in revenues during the 2005 fiscal year; and
the right to purchase 500,000 shares was to vest upon the successful production by us of no less than two major music concerts during the final four months of the 2005 fiscal year. A major music concert for this purpose is defined as a concert whose production budget is no less than $250,000.

      No part of this option vested during the 2005 fiscal year and the option has expired.

      The following table sets forth certain information concerning the granting of stock options during the last completed fiscal year to each of the named executive officers and our directors, Mr. Jay Hergott and Mr. Yegia Eli Aramyan.


--------------------------------------------------------------------------------------------------------------------
                                            Option/SAR Grants for Last
                                         Fiscal Year-Individual Grants(1)
--------------------------------------------------------------------------------------------------------------------
                                Number of
                               Securities            % of Total
                               Underlying       Options/SARs Granted
                              Options/SARs         to Employees in
Name                           Granted (#)           Fiscal Year      Exercise Price ($/sh)      Expiration Date
--------------------------------------------------------------------------------------------------------------------
Lee Kasper                      6,000,000              67.42%              $0.121/share         September 1, 2010
                                2,000,000              22.47%              $0.121/share                (1)

Joseph Giarmo                    300,000                3.37%               $0.06/share         December 20, 2010

Yegia Eli Aramyan                300,000                3.37%               $0.11/share         September 1, 2010
                                 300,000                3.37%               $0.06/share         December 20, 2010
--------------------------------------------------------------------------------------------------------------------

----------
*     Less than 1%.
(1) This option was performance based and did not vest. The option has been terminated.

      No named executive officer or director exercised any options during the 2005 fiscal year.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth, as of April 10, 2006, information regarding the beneficial ownership of our common stock with respect to each of our executive officers, each of our directors, each person known by us to own beneficially more than 5% of the common stock, and all of our directors and executive officers as a group. Beneficial ownership is determined under the rules of the Securities and Exchange Commission and generally includes voting or investment power over securities. The term "executive officer" is defined as the Chief Executive Officer/President, Chief Financial Officer and the Vice-President. Each individual or entity named has sole investment and voting power with respect to the shares of common stock indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted.

      Shares of common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of April 10, 2006 are considered outstanding and beneficially owned by the person holding the options or warrants for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

---------------------------------------------------------------------------------------------------
                                                                     Number of
                                                                     Shares of
                                                                    Common Stock    Percentage of
  Title of Class of                                                 Beneficially     Common Stock
      Security                    Name and Address(1)                 Owned(2)
---------------------------------------------------------------------------------------------------
Common Stock            Lee Kasper (3)(4)(5)                         15,230,000(6)          45.77%
Common Stock            Joseph Giarmo (3)(4)                          2,345,000(7)           8.52%
Common Stock            Yegia Eli Aramyan(4)                            904,000(8)           3.42%
Common Stock            Jay S. Hergott(4)                               317,500(9)           1.23%
                        All Officers, Directors and 5% Shareholders  18,796,500             58.94%
---------------------------------------------------------------------------------------------------

----------
(1) Unless otherwise indicated, the address of the persons named in this column is c/o NuTech Digital, Inc., 7900 Gloria Avenue, Van Nuys, California 91406.
(2) Included in this calculation are shares deemed beneficially owned by virtue of the individual's right to acquire them within 60 days of the date of this report that would be required to be reported pursuant to Rule 13d-3 of the Securities Exchange Act of 1934.
(3)   Executive Officer.
(4)   Director.
(5)   5% Shareholder.
(6) Includes shares of our common stock owned by Michele Kasper as her community property. Also includes the right to purchase 7,700,000 shares of our common stock upon the exercise of vested options and 100,000 shares of our common stock held by Mr. Kasper as custodian or trustee for his children.
(7) Includes the right to purchase 1,950,000 shares of our common stock upon the exercise of vested options.
(8) Includes the right to purchase 900,000 shares of our common stock upon the exercise of vested options.
(9) Includes the right to purchase 95,000 shares of our common stock upon the exercise of vested options and the right to purchase 125,000 shares of our common stock pursuant to the terms of a warrant that was granted as part of a unit offering undertaken by us in February 2004. Stock owned by the Jay S. Hergott Revocable Trust is included in the number of shares of common stock reported as being beneficially owned by Mr. Hergott.

      On May 15, 2001 our Board of Directors adopted and our shareholders approved the NuTech Digital, Inc. 2001 Equity Incentive Plan (the "Equity Incentive Plan"). The Equity Incentive Plan has a term of 10 years and is administered by our Board of Directors. Pursuant to the Equity Incentive Plan, the Board of Directors may grant to eligible persons, which include employees, officers, directors, consultants and agents, awards of options (which may be qualified or non-qualified) or common stock. 3,500,000 shares of our common stock were originally set aside for grants made under the Equity Incentive Plan. Pursuant to the terms of the Equity Incentive Plan, the number of shares available for issuance may be increased on the first day of each fiscal year by a number that will increase the total number of shares reserved to 30% of our issued and outstanding common stock. As of January 1, 2006, a total of 6,456,421 shares of the common stock included in the Equity Incentive Plan had been reserved for issuance for awards. Of this amount, 2,190,000 shares have been reserved for option grants. Generally, the option terms extend for a period of between five and 10 years from the date of grant, with the exception of options granted to our Chief Executive Officer and President, Mr. Lee Kasper, whose options will expire 5 years from the date of grant. The price for each share of common stock purchased pursuant to the options varies. With the exception of the exercise price of the options granted to Mr. Kasper, which equals 110% of the fair market value of our common stock on the date of grant, the exercise price per share for the options granted is generally the fair market value of our common stock on the date of grant. The following table sets forth, as of December 31, 2005, the number of securities to be issued upon exercise of outstanding options, the weighted average exercise price of the outstanding options and the number of securities remaining available for future issuance under the Equity Incentive Plan.

      On July 11, 2003 our Board of Directors adopted the NuTech Digital, Inc. 2003 Consultant Stock Plan (the "Consultant Plan"). The Consultant Plan has not been approved by our shareholders. We have reserved 5,000,000 shares of our common stock to grant as awards under the Consultant Plan. As originally drafted, only shares of our common stock were permitted to be granted as awards to eligible persons, however the Board of Directors amended the Consultant Plan on February 13, 2004 to allow grants of stock options, also. Awards are granted to individuals who render bona fide services to us, so long as the services do not relate to capital raising or stock promotion activities. Like the Equity Incentive Plan, the Consultant Plan is administered by the Board of Directors. The term of the Consultant Plan is also 10 years. As of December 31, 2005, we had issued 1,315,000 shares of our common stock to various outside consultants. The exercise price of the options granted under the Consultant Plan can vary between fair market value on the date of grant and 85% of the fair market value on the date of grant. The following table sets forth, as of December 31, 2005, the number of securities to be issued upon exercise of outstanding options, the weighted average exercise price of the outstanding options and the number of securities remaining available for future issuance under the Consultant Plan.

      We also adopted certain individual stock option plans during the 2004 fiscal year. On June 18, 2004 we granted incentive stock options to Mr. Lee Kasper, Mr. Joseph Giarmo, Mr. Yegia Eli Aramyan and Mr. Jay Hergott. The options granted to Messrs. Giarmo, Aramyan and Hergott have an exercise price of $0.35 per share. The option granted to Mr. Kasper was granted at an exercise price of $0.385 per share. The options granted to Mr. Kasper and Mr. Giarmo were for 2,000,000 shares of common stock and 300,000 shares of common stock, respectively, and were performance based. The term of Mr. Kasper's option is five years, while the term of Mr. Giarmo's option is 10 years. Mr. Kasper's option vested as to 500,000 shares based on the completion of a performance target, while Mr. Giarmo's option vested as to 150,000 shares in recognition of past services and as to 50,000 shares based on the completion of a performance target. The grant of an option to purchase 100,000 shares made to Mr. Aramayan vested as to 25,000 shares on the date of grant. His right to purchase the remaining shares vests in increments of 25,000 shares over a three year period. The grant to Mr. Hergott was fully vested on the date of grant. On September 1, 2004 we granted an additional option to Mr. Giarmo to purchase 1,000,000 shares of our common stock at a price of $0.26 per share. All of the options granted under these individual plans were incentive stock options. All of the above-described options were approved by our stockholders at the annual meeting held on October 15, 2004.

      On September 1, 2005 we granted two options to Mr. Lee Kasper. As an incentive to Mr. Kasper to execute the Employment Agreement, we granted him an option to purchase 6,000,000 shares of our common stock, no par value. The exercise price is $0.121 per share, which is 110% of the fair market value of the common stock on September 1, 2005. The option was fully vested on the date of grant and has a term of five years.

      Mr. Kasper was also granted an option to purchase 2,000,000 shares of our common stock, also at an exercise price of $0.121 per share. The option was to vest when the following performance targets were met:

      o the right to purchase 1,000,000 shares was to vest if we earned $2,000,000 in revenues during any calendar quarter of the 2005 fiscal year;

      o the right to purchase 500,000 shares was to vest if we earned at least $5,000,000 in revenues during the 2005 fiscal year; and

      o the right to purchase 500,000 shares was to vest upon the successful production by us of no less than two major music concerts during the final four months of the 2005 fiscal year. A major music concert for this purpose is defined as a concert whose production budget is no less than $250,000.

      No part of this option vested during the 2005 fiscal year and the option has expired.

      The following table illustrates, as of December 31, 2005, information relating to all of our equity compensation plans.


                                       Equity Compensation Plan Information
-------------------------------------------------------------------------------------------------------------------
                                                                                          Number of securities
                                                                                          remaining available for
                                Number of securities to be                                future issuance under the
                                issued upon exercise of      Weighted average exercise    equity compensation plan
                                outstanding options,         price of outstanding        (excluding securities
                                warrants and rights          options warrants and rights  reflected in column (a)
Plan Category                               (a)                          (b)                          (c)
-------------------------------------------------------------------------------------------------------------------
Shareholder Approved/Equity
Incentive Plan                          2,190,000                      $0.33                  4,231,421(1)(2)
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
Shareholder
Approved/Individual Option
Grants                                  1,800,000                      $0.31                          0
-------------------------------------------------------------------------------------------------------------------
Not Approved by Shareholders
(Grant to Lee Kasper on
September 1, 2005)
                                        8,000,000                     $0.121                          0
-------------------------------------------------------------------------------------------------------------------
Not Approved by
Shareholders/Consultant Plan                    0                        N/A                  3,685,000(3)
-------------------------------------------------------------------------------------------------------------------

----------
(1) Pursuant to the terms of the NuTech Digital, Inc. 2001 Equity Incentive Plan, awards may be granted for options (both incentive stock options and non-qualified stock options) and for restricted stock and stock bonuses.
(2) The number of shares of common stock included in the NuTech Digital, Inc. 2001 Equity Incentive Plan may be increased on the first day of January of each year so that the total number of shares of all common stock available for awards shall equal 30% of our issued and outstanding shares, which is the maximum amount allowable under Regulation 260.140.45 of Title 10 of the California Code of Regulations. On January 1, 2004, we increased the number of shares of common stock by 252,747. As of January 1, 2006, we were permitted to increase the number of shares of common stock by 2,703,674. This number does not include 35,000 shares of common stock that were issued from the 2001 Equity Incentive Plan.
(3) As of December 31, 2005, no options had been granted from the NuTech Digital, Inc. 2003 Consultant Stock Plan, however, grants of 1,315,000 shares had been made.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In order to fund working capital requirements, we have from time to time borrowed money from persons who are executive officers, directors and/or beneficial holders of 5% or more of our common stock, or their affiliates. Our unpaid principal indebtedness to these persons is set forth below.

      In July 2000, Mr. Kasper provided both his personal residence and his personal guaranty as security for a loan in the amount of $900,000 that we borrowed through the Small Business Administration. We make monthly payments of principal and interest in the amount of $6,414.

      In March 2002, Mr. Kasper also agreed to personally guarantee our bank line of credit in the amount of $650,000. We breached certain covenants of the loan agreement and our lender, U.S. Bank, N.A. wanted us to repay the loan. On November 7, 2002, U.S. Bank, N.A. agreed to make a loan in the amount of $640,000 to Mr. Lee Kasper, who used the proceeds to pay-off our line of credit. The loan to Mr. Kasper required 30 monthly payments of $21,333 plus interest at 3% over prime. We pledged all of our assets as collateral for repayment of the loan and we have guaranteed repayment of the loan. This loan is paid in full.

      In February 2003, Mr. Kasper received a personal loan of $500,000 from Skura Intercontinental Trading Company, which is secured by his assets. The interest rate of the loan is 3% and the term is 36 months. Mr. Kasper loaned these funds to use on terms identical to the terms he received.

      In August 2005, Mr. Kasper received an additional $350,000 loan from Skura Intercontinental Trading Company, which is secured by his personal residence. Mr. Kasper loaned these funds to us on the same terms on which they were borrowed. The interest rate is 8% and the term is 36 months.

ITEM 13. EXHIBITS

(a)      Exhibits


Exhibit No.      Description of Exhibit
3.1              Articles of Incorporation, as amended.(1)
3.2              Bylaws of NuTech Digital, Inc (1)
10.1             2001 NuTech Digital Inc. Equity Incentive Plan, as amended August 13, 2003.(4)
10.2             Business Security Loan Agreement between NuTech Digital, Inc. and U.S. Bank N.A., dated as of March 20, 2002including the Addendum and Amendment thereto. (1)
10.3             Letter of Intent between NuTech Digital, Inc. and Ritek Corp. dated as of August 6,
                 1996 (including Letter of Intent A). (1)
10.4             Promissory Note and Commercial Security Agreement memorializing Small Business
                 Administration Loan between NuTech Digital, Inc. and Imperial Bank, SBA Department,
                 dated as of July 12, 2000. (1)
10.5             Unconditional Guarantee signed by Lee Kasper in favor of Imperial Bank dated July 12,
                 2000. (1)
10.6             Lease Agreement between Kathy Schreiber, Todd Lorber and Hiroko  ("Lessor") and
                 NuTech Digital, Inc. ("Lessee") for the premises located at 7900 Gloria Avenue, Los
                 Angeles, CA, dated as of March 10, 2001. (1)
10.7             Note Secured by Deed of Trust by and between Lee H. and Michelle Kasper and Skura
                 Intercontinental Trading Company dated February 19, 2003. (2)
10.8             Deed of Trust dated February 19, 2003 by Lee H. Kasper and Michelle Kasper in favor of Skura Intercontinental Trading Company. (2)
10.9             Term Loan Agreement dated November 7, 2002 between Lee Kasper and U.S Bank, N.A. (2)
10.10            Addendum to Term Loan Agreement dated November 7, 2002 between U.S. Bank N.A. and Lee
                 Kasper. (2)
10.11            Form of Common Stock Purchase Agreement. (4)
10.12            Form of Warrant. (4)
10.13            Warrant issued to Brighton Capital, Ltd.(4)
10.14            Amended and Restated NuTech Digital, Inc. 2003 Consultant Stock Plan. (4)
10.15            Consulting Agreement dated February 18, 2004 between NuTech Digital, Inc. and Redwood
                 Consultants, LLC.(4)
10.16            Agreement dated February 4, 2004 between NuTech Digital, Inc. and Brighton Capital,
                 Ltd.(4)

10.17            Agreement dated January 29, 2004 between NuTech Digital, Inc. and Lyons Capital,
                 LLP.(4)
10.18            Agreement dated February 2, 2004 between NuTech Digital, Inc. and Sloan Securities
                 Corp.(4)
10.19            Agreement dated December 4, 2003 between NuTech Digital, Inc. and Queenstone
                 Financial Corp., including an amendment thereto dated February 22, 2004(4)
10.20            Option grant to Lee Kasper dated June 18, 2004.(5)
10.21            Option grant to Joseph Giarmo dated June 18, 2004.(5)
10.22            Option grant to Yegia Eli Aramyan dated June 18, 2004.(5)
10.23            Option grant to Joseph Giarmo dated September 1, 2004.(5)
10.24            Employment Agreement with Lee Kasper dated September 1, 2005(6)
10.25            Option grant to Lee Kasper dated September 1, 2005 (6)
10.26            Heads of Agreement for Manufacturing and Distribution between Warner Elektra Atlantic
                 Corporation and NuTech Digital, Inc. (7)
23.1             Consent of Weaver & Martin, LLC .(7)
23.2             Consent of Farber Hass Hurley & McEwen, LLP (7)
31.              Certification pursuant to Rule 13a-14(a) and 15d-14(a).(7)
32               Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(7)

----------
(1) Incorporated by reference to the respective exhibits filed with registrant's Registration Statement on Form SB-2 (Commission File No. 333-88550).
(2) Incorporated by reference from the registrant's Form 10-KSB for the fiscal year ended December 31, 2002 filed on March 31, 2003, as amended on April 10, 2003.
(3) Incorporated by reference from the registrant's Form 8-K filed on October 15, 2002.
(4) Incorporated by reference from the registrant's Form 10-KSB for the fiscal year ended December 31, 2003 filed on March 24, 2004.
(5) Incorporated by reference from the registrant's Form 10-KSB for the fiscal year ended December 31, 2004 filed on April 11, 2005.
(6) Incorporated by reference from the registrant's Form 8-K filed on September 2, 2005.
(7)   Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2005 and December 31, 2004 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

                               December 31, 2005     December 31, 2004
                               -----------------     -----------------

(i)      Audit Fees            $      37,250         $         38,000
(ii)     Audit Related Fees    $           0         $              0
(iii)    Tax Fees              $           0         $              0
(iv)     All Other Fees        $           0         $              0

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized on this 17th day of April 2006.

                                           NUTECH DIGITAL, INC.


                                           By: /s/Lee Kasper
                                              ----------------------------------
                                              Lee Kasper,
                                              President, Chief Executive Officer
                                              and Chief Financial Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                           Title                       Date
---------------------  ------------------------------------   ---------------

/s/ Lee Kasper         President, Chief Executive Officer,    April 17, 2006
---------------------  Chief Financial Officer and Director
Lee Kasper


/s/Joseph Giarmo       Vice-President, Director               April 17, 2006
---------------------
Joseph Giarmo


/s/ Yegia Eli Aramyan  Director                               April 17, 2006
---------------------
Yegia Eli Aramyan


/s/ Jay S. Hergott     Director                               April 17, 2006
---------------------
Jay S. Hergott

To the Board of Directors and Stockholders

Nutech Digital, Inc.
Van Nuys, California

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

      We have audited the accompanying balance sheet of Nutech Digital, Inc. as of December 31, 2005 and the related statements of income, stockholders' deficit, and cash flows for the year then ended. Nutech Digital, Inc's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audit of the financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nutech Digital, Inc. as of December 31, 2005, and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and is dependent upon the continued sale of its securities or obtaining debt financing for funds to meet its cash requirements. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Weaver & Martin, LLC
------------------------
Weaver & Martin, LLC

Kansas City, Missouri
April 7, 2006

REPORT of INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of NuTech Digital Inc.

We have audited the accompanying statement of operations of NuTech Digital Inc. ("the Company") for the year ended December 31, 2004 and the related statements of stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to, nor were we engaged to, perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectivness of the Company's internal control over financial reporting. Accordingly we express no such an opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the stockholders equity of the Company, the results of its operations and its cash flows for year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred significant operating losses and has negative working capital. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are described in Note 28. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


/s/  Farber Hass Hurley & McEwen, LLP
(formerly Farber & Hass, LLP)
Camarillo, California
February 28, 2005

                              NUTECH DIGITAL, INC.
                                  BALANCE SHEET
                                DECEMBER 31, 2005
------------------------------------------------------------------------------------------

                                     ASSETS
CURRENT ASSETS
    Cash in bank ...........................................................   $     4,617
    Accounts receivable, net
                                                                                   196,675
    Production costs receivable ............................................       112,626
    Inventories ............................................................       486,086
    Prepaid expenses, current portion ......................................        42,764
                                                                               -----------
        TOTAL CURRENT ASSETS ...............................................       842,768
                                                                               -----------
PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION ....................       768,907
                                                                               -----------
OTHER ASSETS
    Prepaid royalties ......................................................       833,421
    Production costs, net
                                                                                   654,328
    Prepaid expenses, long-term portion ....................................         9,147
    Deposits ...............................................................         7,800
                                                                               -----------
        TOTAL OTHER ASSETS .................................................     1,504,696
                                                                               -----------
        TOTAL ASSETS .......................................................   $ 3,116,371
                                                                               ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Bank overdraft .........................................................   $    62,969
    Accounts payable .......................................................     1,310,128
    Accrued payroll, officer ...............................................       294,231
    Accrued payroll, other .................................................       268,790
    Demand notes payable, related party ....................................       263,000
    Notes payable, related party, current portion ..........................       168,194
    Notes payable, other, current portion ..................................       128,418
    Convertible promissory note ............................................       137,566
                                                                               -----------
        TOTAL CURRENT LIABILITIES ..........................................     2,633,296
                                                                               -----------
LONG-TERM LIABILITIES
    Notes payable, related parties, long-term portion ......................       204,664
    Notes payable, other, long-term portion ................................       657,505
                                                                               -----------
        TOTAL LONG-TERM LIABILITIES ........................................       862,169
                                                                               -----------
STOCKHOLDERS' EQUITY
    Preferred stock
        Authorized - 50,000,000 shares
        Issued and outstanding -0- shares ..................................            --
    Common stock
        Authorized 100,000,000 shares, no par value
        Issued and outstanding - 24,025,944 shares .........................     5,299,011
           Stock owed but not issued - 1,172,000 shares ....................        85,000
    Accumulated (deficit) ..................................................    (5,763,105)
                                                                               -----------
        TOTAL STOCKHOLDERS' EQUITY .........................................      (379,094)
                                                                               -----------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .........................   $ 3,116,371
                                                                               ===========

   The accompanying notes are an integral part of these financial statements.


                              NUTECH DIGITAL, INC.
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
------------------------------------------------------------------------------
                                                        2005           2004
                                                    -----------    -----------
SALES, NET ......................................   $ 2,784,214    $ 4,180,576
COSTS OF SALES ..................................     1,730,756      1,408,773
                                                    -----------    -----------
    GROSS PROFIT ................................     1,053,458      2,771,803
                                                    -----------    -----------
OPERATING EXPENSES
    SELLING EXPENSES ............................       129,571        223,056
    ROYALTY EXPENSES ............................       661,152        212,101
    CONSULTING FEES .............................       393,970        564,820
    GENERAL AND
       ADMINISTRATIVE EXPENSES ..................     2,061,206      2,763,932
    ASSET IMPAIRMENT ............................     2,147,295             --
                                                    -----------    -----------
    TOTAL EXPENSES ..............................     5,393,194      3,763,909
                                                    -----------    -----------
OPERATING (LOSS) ................................    (4,339,736)      (992,106)
                                                    -----------    -----------
OTHER INCOME (EXPENSE)
   Interest expense .............................      (152,759)      (150,824)
   Recovery of bad debts ........................            --          8,260
   Litigation settlement on services not provided            --         25,000
   Litigation settlement on royalties ...........            --       (125,000)
   Rental income ................................        12,000             --
   Cancellation of debt .........................       533,164             --
                                                    -----------    -----------
   TOTAL OTHER INCOME (EXPENSE) .................       392,405       (242,564)
                                                    -----------    -----------
(LOSS) BEFORE CORPORATION INCOME TAXES ..........    (3,947,331)    (1,234,670)

CORPORATION INCOME TAXES                                    800            800
                                                    -----------    -----------
   NET (LOSS)............................           $(3,948,131)   $(1,235,470)
                                                    ===========    ===========
NET (LOSS) PER COMMON SHARE
       BASIC AND DILUTED.................           $     (0.17)   $     (0.06)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING BASIC AND DILUTED.................    22,755,954     19,663,095
                                                    ===========    ===========


   The accompanying notes are an integral part of these financial statements.


                                                  NUTECH DIGITAL, INC.
                                           STATEMENTS OF STOCKHOLDERS' EQUITY
                                     FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
------------------------------------------------------------------------------------------------------------------------

                                                           Common Stock
                                      -------------------------------------------------------
                                                   Shares Owed     Amount        Amount Owed   Accumulated
                                        Shares       But Not       Issued      But Not Issued     Deficit       Total
                                      ----------   -----------   -----------   --------------  ------------   ----------
BALANCE, JANUARY 1, 2004              12,883,248            --   $ 1,519,902   $           --  $  ( 579,504)  $  940,398

ISSUANCE OF COMMON STOCK FOR:

CASH - PRIVATE PLACEMENTS              5,875,000            --     2,252,000               --            --    2,252,000

SERVICES AND PREPAID
 EXPENSES UNDER 2003
 CONSULTANT STOCK PLAN                 1,082,223            --       587,436               --            --      587,436

OTHER SERVICES AND PREPAID EXPENSES    1,885,473            --       589,781               --            --      589,781

CASH - OPTIONS EXERCISED
 UNDER THE 2001 EQUITY
 INCENTIVE PLAN                          155,000            --        17,650               --            --       17,650

TRANSFER OF REDEEMABLE
 COMMON STOCK                                 --            --        80,000               --            --       80,000

NET LOSS FOR THE
 YEAR ENDED DECEMBER 31, 2004                 --            --            --               --    (1,235,470)  (1,235,470)

                                      ----------   -----------   -----------   --------------  ------------   ----------
BALANCE, DECEMBER 31, 2004            21,880,944            --     5,046,769               --    (1,814,974)   3,231,795


                       The accompanying notes are an integral part of these financial statements.

                                                  NUTECH DIGITAL, INC.
                                     STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
                                     FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
------------------------------------------------------------------------------------------------------------------------

                                                           Common Stock
                                      -------------------------------------------------------
                                                   Shares Owed     Amount        Amount Owed   Accumulated
                                        Shares       But Not       Issued      But Not Issued     Deficit       Total
                                      ----------   -----------   -----------   --------------  ------------   ----------
ISSUANCE OF COMMON STOCK FOR:

SERVICES UNDER
  2003 CONSULTANT STOCK PLAN             500,000            --   $    75,500   $           --  $         --   $   75,500

OTHER SERVICES AND
  PREPAID EXPENSES                     1,645,000            --       151,922               --            --      151,922

WARRANTS ISSUED FOR SERVICES                  --            --        11,700               --            --       11,700

CASH - OPTIONS EXERCISED UNDER
  THE 2001 EQUITY INCENTIVE PLAN              --     1,172,000            --           85,000            --       85,000

OPTIONS ISSUED FOR SERVICES                   --            --        13,120               --            --       13,120

NET (LOSS) FOR YEAR ENDED
  DECEMBER 31, 2005                           --            --            --               --   ( 3,948,131)  (3,948,131)
                                      ----------   -----------   -----------   --------------  ------------   ----------
BALANCE, DECEMBER 31, 2005            24,025,944     1,172,000   $ 5,299,011   $       85,000  $ (5,763,105)  $ (379,094)
                                      ==========   ===========   ===========   ==============  ============   ==========


                       The accompanying notes are an integral part of these financial statements.

                                            NUTECH DIGITAL, INC.
                                          STATEMENTS OF CASH FLOWS
                               FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
-----------------------------------------------------------------------------------------------------------
                                                                                    2005           2004
                                                                                -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss) ...............................................................   $(3,948,131)   $(1,235,470)
   Adjustments to reconcile net income (loss) to net cash (used) by operating activities:
     Depreciation ...........................................................       372,680        354,234
     Amortization ...........................................................       447,652             --
     Provision for doubtful accounts and returns ............................       291,000         15,000
     Provision for royalty losses ...........................................            --         10,000
     Issuance of common stock, options, and warrants for services and
     consulting fees ........................................................       252,242        951,072
      Asset impairment ......................................................     2,147,295             --
      Cancellation of debt ..................................................      (533,164)            --
  Changes in operating assets and liabilities:
     Accounts receivable ....................................................      (233,529)       100,503
     Production costs receivable ............................................      (112,626)            --
     Other receivables ......................................................            --          3,250
     Inventories ............................................................       433,693       (289,040)
     Production costs .......................................................        25,562       (404,890)
     Prepaid royalties ......................................................       234,936     (1,722,591)
     Prepaid consulting .....................................................       226,145         44,000
     Prepaid expenses .......................................................        17,035        (16,124)
     Accounts payable .......................................................      (194,423)       851,478
     Accrued liabilities ....................................................       265,895        160,129
                                                                                -----------    -----------
NET CASH (USED) BY OPERATING ACTIVITIES .....................................      (307,738)    (1,178,449)
                                                                                -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment ......................................       (55,480)      (283,851)
                                                                                -----------    -----------
NET CASH (USED) BY INVESTING ACTIVITIES .....................................       (55,480)      (283,851)
                                                                                -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Bank overdraft ...........................................................        20,236         42,733
   Net proceeds from issuance of common stock - private placement ...........        85,000      2,252,000
   Net proceeds from the issuance of common stock - options exercised .......            --         17,650
   Proceeds from demand notes payable, related parties ......................       263,000             --
   Proceeds from notes payable, other .......................................       100,000             --
   Proceeds from notes payable, related parties .............................       350,000        208,766
   Repayment of loan payable, related parties ...............................       (53,745)            --
   Repayment of notes payable, other ........................................       (16,845)       (31,297)
   Repayment of notes payable, related parties ..............................      (368,098)    (1,036,140)
   Payments on capital leases payable .......................................       (11,713)       (22,239)
                                                                                -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES ...................................       367,835      1,431,473
                                                                                -----------    -----------
NET INCREASE (DECREASE) IN CASH .............................................         4,617        (30,827)

CASH BALANCE, AT BEGINNING OF PERIOD ........................................            --         30,827
                                                                                -----------    -----------
CASH BALANCE, AT END OF PERIOD ..............................................   $     4,617    $        --
                                                                                ===========    ===========

                 The accompanying notes are an integral part of these financial statements.

                                            NUTECH DIGITAL, INC.
                                    STATEMENTS OF CASH FLOWS (CONTINUED)
                               FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
-----------------------------------------------------------------------------------------------------------
                                                                                       2005         2004
                                                                                   ----------   ----------
SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID DURING THE PERIOD FOR:
   Interest ....................................................................   $  128,394   $  142,523
                                                                                   ==========   ==========
   Taxes .......................................................................   $      800   $      800
                                                                                   ==========   ==========
NON-CASH INVESTING AND FINANCING ACTIVITIES
   Issuance of common stock for prepaid expenses, services and consulting fees .   $  252,242   $1,177,217
                                                                                   ==========   ==========
   Cancellation of debt ........................................................   $  533,164   $       --
                                                                                   ==========   ==========
   Asset impairment ............................................................   $2,147,295   $       --
                                                                                   ==========   ==========


                The accompanying notes are an integral part of these financial statements.

                              NUTECH DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
--------------------------------------------------------------------------------

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Nature of Business

      NuTech Digital, Inc. is engaged in the business of producing popular music concerts and licensing and distributing general entertainment products, most of which are made available through digital versatile discs, commonly known as DVDs. Our products include Japanese anime, late night programming, and children's animated films. We own more than 600 exclusive DVD titles and a growing library of high definition music concerts. During the 2005 fiscal year, the Company began to actively change the focus of its business from the licensing and sale of general entertainment products to the production of popular music concerts for distribution. The Company's products are principally sold through retail stores, the Internet and distributors.

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

      These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The following factors raise substantial doubt as to the Company's ability to continue as a going concern:

      A.    The Company has accumulated a deficit of $5,763,105 since inception.

      B.    The Company has a working capital deficit of $1,790,528.

      C. The Company has begun producing music concerts. To date, this segment of business has not generated substantial revenues.

      See Note 28 for managements plan to eliminate the going concern qualification.

      Accounts Receivable

      Accounts receivable are reported at the customers' outstanding balances less any allowance for doubtful accounts. Interest is not included on overdue accounts.

      Allowance for Doubtful Accounts and Returns

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

      The allowance for returns is estimated based upon prior returns for each customer.

                              NUTECH DIGITAL, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2005
--------------------------------------------------------------------------------

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

      The Company depreciates its property and equipment for financial reporting purposes using the straight-line method based upon the following useful lives of the assets:

      Office furniture and equipment                              3-7 years
      Computer equipment                                          5 years
      Computer software                                           3 years
      Warehouse equipment                                         7-10 years
      Trade show equipment                                        7 years
      Leasehold improvements                                      5-10 years
      Completed Masters

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

      Production Costs

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

                              NUTECH DIGITAL, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2005
--------------------------------------------------------------------------------

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

      Each quarter, management compares current and historical sales to potential customer orders and reviews the economic conditions of the industry. However, these judgments require significant estimates from management and the actual results could vary substantially from the estimates that were used. Management reviews the estimated future revenue to be received in order to determine the fair value of its assets, potential asset impairment, and amortization policies. However, management does not have adequate experience or available historical data to accurately estimate the future sales for its new source of revenue, asset impairment, and estimated sales.

      Revenue Recognition - Product Sales

      The Company recognizes revenue from product sales when we ship the product to the customer. Sales are recorded net of sales returns and discounts. The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements."

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

      Disclosure About Fair Value of Financial Instruments

      The Company has financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at December 31, 2005 as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

      Net (Loss) Per Share

      The Company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted (loss) per share. Basic (loss) per share is computed by dividing net (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with FASB 128, any anti-dilutive effects on net (loss) per share are excluded.

                              NUTECH DIGITAL, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2005
--------------------------------------------------------------------------------

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Basic and diluted net loss per share has been computed by dividing net loss by the weighted average number of common shares outstanding during the fiscal year. At December 31, 2005 and 2004, the Company had stock options, warrants and convertible promissory notes outstanding that could potentially be exercised into 17,680,264 and 21,562,487 additional common shares.


      Net (loss) from continuing operations:
                                                                       2005              2004
                                                                       ----              ----
       As reported                                                  $ (3,948,131)     $ (1,235,470)

       Proforma                                                     $ (4,359,776)     $ (1,923,917)

      Income (Loss) per share attributable to common stock
       As reported - basic and diluted                                 $   (0.17)        $   (0.06)
       Proforma - basic and diluted                                    $   (0.19)        $   (0.10)
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

                              NUTECH DIGITAL, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2005
--------------------------------------------------------------------------------

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Long-Lived Assets

      Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses the recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value. The Company had an impairment loss of $2,147,295 for 2005.

      Shipping and Handling Costs

      The Company's policy is to classify shipping and handling costs as part of cost of good sold in the statements of operations.

      Recently-Issued Accounting Pronouncements

      In May 2005, the FASB issued SFAS No. 154 "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No.
      3. This Statement replace APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provision. When a pronouncement includes specific transition provisions, those provisions should be followed. The Company has no transactions that would be subject to SFAS 154.

      Reclassifications

      Certain 2004 amounts have been reclassified to conform to 2005 presentations.

NOTE 2  ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS AND RETURNS

      A summary of accounts receivable and allowance for doubtful accounts and returns is as follows:

      Accounts receivable                                        $   527,675
      Allowance for doubtful accounts                                (51,000)
      Allowance for returns                                         (280,000)
                                                                 -----------
      Net accounts receivable                                    $   196,675
                                                                 ===========

      At December 31, 2005, one customer owed the Company $290,256, which was 55% of total accounts receivable. At December 31, 2004, one customer owed the Company $172,000, which was 48% of total accounts receivable.

NOTE 3  MAJOR CUSTOMERS

      For the year ended December 31, 2005 and 2004, the Company had one customer that accounted for 21% and 17%, respectively, of total revenue.

                              NUTECH DIGITAL, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2005
--------------------------------------------------------------------------------

NOTE 4  PRODUCTION COSTS

      The Company has entered into various production contracts with certain performance artists to produce the following events which will enable it to receive royalties on future DVD sales from the contracts.

      J.T. Productions, Inc.

      NuTech produced a motion picture in a high-definition format of a live concert performance by Jessica Simpson at the Universal Amphitheatre in Universal City, California on July 30, 2004. NuTech has incurred a total of $290,450 in production costs at December 31, 2005 in connection with this concert. After Sony Music receives a total of $400,000 as a recoupment of their incurred production costs, NuTech shall be entitled to 100% of royalties paid by Sony thereafter until such royalties equal the sum of the all production costs incurred by NuTech. After the required costs are repaid to NuTech and Sony Music, Nutech is entitled to receive a 10% royalty from the net sales revenue of the concert film, as defined in the contract. This contract has a 5 year term.

      For broadcast rights, the Company first receives 100% of income for unrecouped production costs and after that, the Company receives 25% of all revenues.

      Ol' Dirty Bastard

      NuTech entered into an agreement and had a film produced by Juggernaut Media, LLC (the "Producer") of a live concert by Ol' Dirty Bastard on March 16, 2004 in New Haven, Connecticut. NuTech is the owner of the rights to this live concert video. Nutech has incurred a total of $275,240 in production costs at December 31, 2005 in connection with this concert. NuTech is entitled to keep all revenues earned as a result of the license or sale of this concert video until their production costs have been recouped in full. After that event, NuTech will pay a 30% royalty from all revenues earned from the license or sale of the concert video to the Producer. The Producer is guaranteed a minimum royalty of $2 per unit on the wholesale sale of all DVDs sold. In addition, Nutech is entitled a distribution fee of 25% of gross revenues, prior to the calculation of royalties. This contract has a 10 year term.

      Macy Gray Touring, Inc.

      NuTech produced a motion picture of a live concert performance by Macy Gray in Las Vegas, Nevada in November 2004. Nutech has incurred a total of $245,318 in production costs at December 31, 2005 in connection with this concert. Nutech owes $332,798 to Queenstone Financial Corporation in connection with this production agreement. NuTech is entitled to receive $150,000 from the first sales proceeds of the motion picture in order to recoup prepaid royalty costs. After NuTech recoups $150,000, Queenstone Financial Corporation will receive 100% of all motion picture revenues paid to NuTech until Queenstone recovers the sum of $332,798 owed from NuTech. Thereafter NuTech is obligated to pay a 15% royalty to Queenstone on all motion picture gross revenue. The agreement expires on December 31, 2011.

      Fat Joe

      NuTech produced a motion picture of a live concert performance by Fat Joe in Anaheim, California on October 12, 2005. NuTech has incurred a total of $80,054 in production costs as of December 31, 2005 in connection with this concert. The concert is to be distributed worldwide in perpetuity on the internet.

                              NUTECH DIGITAL, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2005
--------------------------------------------------------------------------------

NOTE 4  PRODUCTION COSTS (CONTINUED)

      D12

      NuTech produced a motion picture of a live concert performance by D12 in Chicago, Illinois in August 2005. NuTech has incurred a total of $106,624 in production costs as of December 31, 2005 in connection with this concert. The concert is to be distributed worldwide in perpetuity on the internet.

      Gaelic Storm Tours, Inc.

      NuTech produced a motion picture of a live concert performance by Gaelic Storm in Chicago, Illinois on September 14, 2005. NuTech has incurred a total of $76,620 in production costs as of December 31, 2005 in connection with this concert. The concert is to be distributed worldwide in perpetuity on the internet. An amendment to the agreement allows Gaelic Storm Tours, Inc. to purchase 7,500 units directly from NuTech at a cost of $4.00 per unit. Gaelic Storm may only sell such units at venues where they appear and on their website. The release is scheduled for January 24, 2006.

      WHO WANNA BATTLE?

      NuTech produced a motion picture of a live concert performance of various rappers engaging in mc battles in Detroit, Michigan on October 12, 2005. NuTech has incurred a total of $31,090 in production costs as of December 31, 2005 in connection with this concert. NuTech shall determine, in its sole discretion, the amount it will pay, if any, to an individual artist. The release is scheduled for February 28, 2006.

      A summary of the production activities for 2005 is as follows:

                                              Estimated   Production  Accumulated
                                   Sales        Sales        Costs    Amortization
                                ----------   ----------   ----------   ----------
      J.T. Productions, Inc.    $   50,067   $  290,450   $  290,450   $   50,067
      Ol' Dirty Bastard            123,748      200,000      275,240      155,160
      Macy Gray Touring, Inc.      457,914      500,000      245,318      224,669
      Fat Joe (Not released)            --           --       80,054           --
      D 12                          89,358      450,000      106,624       21,172
      Gaelic Storm Tours,               --           --       76,620           --
       Inc. (Not released)
      WHO WANNA BATTLE (Not             --           --       31,090           --
        released)
                                ----------   ----------   ----------   ----------
      Totals                    $  721,087   $1,440,450   $1,105,396   $  451,068
                                ==========   ==========   ==========   ==========

NOTE 5  PRODUCTION COSTS RECEIVABLE

      On September 20, 2005, the Company entered into an agreement with Mike Jones and RS Entertainment & Management Inc. for the production of a 13-song DVD of a concert that was to be performed October 10, 2005. However, without notice and after the concert was already to have begun, Mike Jones refused to perform. Nutech entered into a lawsuit with both parties and won damages totaling $112,626, representing the total expenses incurred for the production of the concert.

                              NUTECH DIGITAL, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2005
--------------------------------------------------------------------------------

NOTE 6  PREPAID ROYALTIES

      The Company has acquired the licensing, manufacturing and distribution rights to a total of 47 various movie titles and two concert performances. In connection with these agreements, the Company has prepaid various amounts of non-refundable royalties to the movie title owners in the total amount of $833,421. The Company recognizes a royalty expense of 20% - 30% of the net sales proceeds when the related sale is recognized. Royalty expenses for the year ended December 31, 2005 and 2004 were $661,152 and $389,101, respectively. The royalties expire at various dates thru 2010. See Note 12 for impairment write-0ff

NOTE 7  INVENTORIES

      A summary of inventories and allowance for obsolescence is as follows:


Completed products                                              $   389,397

Inventory on consignment                                             96,689
                                                                -----------
Net inventories                                                 $   486,086
                                                                ===========

NOTE 8  PROPERTY AND EQUIPMENT

      Property and equipment and accumulated depreciation consist of:


Completed masters                                               $   2,181,328
Office furniture and equipment                                        111,179
Computer equipment                                                    249,420
Computer software                                                      51,239
Warehouse equipment                                                   122,906
Trade show equipment                                                   25,855
Leasehold improvements                                                112,041
                                                                --------------
                                                                    2,853,968
Less accumulated depreciation                                       2,085,061
                                                                --------------
                                                                $     768,907
                                                                ==============

NOTE 9  ACCOUNTS PAYABLE

      A summary of the accounts payable at December 31, 2005 is as follows:

      U-Tech Media Corp.                                        $     227,471
      Queenstone Financial Corp                                       332,798
      Pay Up Management, LLC.                                          80,000
      Richardson & Patel                                               65,444
      Other                                                           604,415
                                                                -------------
                                                                $   1,310,128
                                                                =============

                              NUTECH DIGITAL, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2005
--------------------------------------------------------------------------------

NOTE 10 MAJOR SUPPLIERS

      For the year ended December 31, 2005, no suppliers had purchases exceeding 10% of total products. For the year ended December 31, 2004, the Company had two suppliers whose purchases exceeded 10% of total products (86% and 13%).

NOTE 11 ASSET IMPAIRMENT

      In the 4th Quarter of 2005, the Company changed the main emphasis of its operations from selling DVD's to producing popular music concerts. Management reviewed its projected cash flows and sales from its DVD's and produced concerts, and determined the necessity to write-off the following assets as impaired:

      Impairment of prepaid royalties                           $   2,012,059
      Impairment of completed masters                                 133,236
                                                                -------------
                                                                $   2,147,295
                                                                =============

NOTE 12 CANCELLATION OF DEBT

      In December 2004, a note payable to a supplier in the amount of $533,164, consisting of $400,000 of principal and $133,164 of accrued interest, was cancelled as the debt is uncollectible due to expiration of the statute of limitations for debt collection.

NOTE 13 INCOME TAXES

      Provision

      The provision for income taxes for the year ended December 31, 2005 represents primarily California franchise taxes and consists of the following:

                                                 2005               2004
                                                 ----               ----
      Current                                    $800               $800
      Deferred                                   $ --               $ --


Deferred Tax Components

      Significant components of the Company's deferred tax assets are as follows at December 31, 2005:

                              NUTECH DIGITAL, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2005
--------------------------------------------------------------------------------

      Net operating loss carryforwards                          $   1,825,200
      Timing difference for expense deductions                        104,100
                                                                -------------
                                                                    1,929,300

      Less valuation allowance                                      1,929,300
                                                                -------------
      Net deferred tax assets                                   $          --
                                                                =============

      Summary of valuation allowance:
      Balance, January 1, 2005                                  $     639,200
      Increase for the year ended December 31, 2005                 1,290,100
                                                                -------------
      Balance, December 31, 2005                                $   1,929,300
                                                                =============
NOTE 13 INCOME TAXES (CONTINUED)

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

Net Operating Loss Carryforwards

      The Company has the following net operating loss carryforwards:

      Year of Loss             Expiration Date

      December 31, 2003        December 31, 2023                $     653,358
      December 31, 2004        December 31, 2024                    1,089,001
      December 31, 2005        December 31, 2025                    3,625,948
                                                                -------------
                                                                $   5,368,307
                                                                =============

      In the event that a change in ownership of the Company of greater than 50 percent occurs/occurred as a result of the Company's issuance of common and preferred stock, the utilization of the net operating loss carryforward will be subject to limitation or may not be available under certain provisions of the United States Internal Revenue Code.

NOTE 14 DEMAND NOTES PAYABLE, RELATED PARTY

                                                                   Current
                                                     Total         Portion
                                                 -------------  -------------

      LEE KASPER (PRESIDENT OF THE COMPANY)

      Mr. Kasper routinely provides
      the Company with advances and
      debt payments as necessary. The
      loan is due upon demand and
      bears interest at 10% per annum.
      The principal balance at
      December 31, 2005 is:                      $     263,000  $     263,000
                                                 =============  =============

                              NUTECH DIGITAL, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2005
--------------------------------------------------------------------------------

NOTE 15 NOTES PAYABLE, RELATED PARTY

      Loans payable relating to related parties include the following:

                                                                  Current
                                                     Total        Portion
                                                 -------------  -------------

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

      4. Principal balance at December
         31, 2005 is:                            $      57,801  $      57,801

      LEE KASPER (PRESIDENT OF THE COMPANY)

      On August 1, 2005, Mr. Kasper
      received an additional $350,000
      from Skura Intercontinental
      Trading Company and loaned the
      $350,000 proceeds to the
      Company. The terms of the loan
      are the same as the terms of the
      loan from Skura Intercontinental
      Trading Company to Mr. Kasper as
      follows:

      1. The loan is secured by a deed
         of trust on Mr. Kasper's
         personal residence.

      2. Interest - 8% per annum.

      3. Thirty-six monthly payments
         of principal and interest in the
         amount of $10,968.

      4. Principal balance at December
         31, 2005 is:                                  315,057        110,393
                                                 -------------  -------------
                                                 $     372,858  $     168,194
                                                 =============  =============


      Minimum principal payments on the foregoing notes payable are as follows:

      December 31, 2006                          $     168,194
      December 31, 2007                                119,556
      December 31, 2008                                 85,108
                                                 -------------
                                                 $     372,858
                                                 =============

                              NUTECH DIGITAL, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2005
--------------------------------------------------------------------------------

NOTE 16 NOTES PAYABLE, OTHER

                                                                  Current
                                                     Total        Portion
                                                 -------------  -------------

      SMALL BUSINESS ADMINISTRATION AND COMERICA BANK LOAN

      On July 12, 2000, the Company
      received a $900,000 Small
      Business Administration loan
      with Comerica Bank
      participation. The loan requires
      monthly payments of $6,414,
      including interest at 2% over
      prime. The loan is secured by
      all assets of the Company and
      the major stockholder's personal
      residence and personal guaranty.
      The loan matures on July 14,
      2018. Effective interest rate at
      December 31, 2005 was 9.25%. The
      Company is two months behind in
      its payments on the loan
      balance.                                   $     685,923  $      28,418

      NOEL GIMBEL

      On July 27, 2005, the Company
      received a $100,000 loan from an
      unrelated individual. The loan
      requires the payment of the
      principal in full on or before
      April 15, 2006 together with any
      accrued interest at the rate of
      10%. The loan is personally
      guaranteed by Mr. Lee Kasper.                    100,000        100,000
                                                 -------------  -------------
                                                 $     785,923  $     128,418
                                                 =============  =============


      Future minimum principal payments on the notes payable to others are as follows:

                         December 31, 2006        $  128,418
                         December 31, 2007            26,947
                         December 31, 2008            29,111
                         December 31, 2009            31,449
                         Thereafter                  569,998
                                                  -----------
                                                  $  785,923
                                                  ===========

NOTE 17 CONVERTIBLE PROMISSORY NOTES

      In July 2003 the Company issued two convertible promissory notes totaling $137,566. The notes can be converted after July 7, 2004 into common stock of the Company at a conversion price of $0.25 per share (550,264 total shares). The notes are unsecured and bear interest at the minimum rate permitted by the IRS (4.0% @ December 31, 2005). The Company's stock was trading at $0.15 per share on the date that the note was issued. Accordingly, no beneficial conversion feature existed on these notes. The notes matured on July 5, 2005 and the Company is currently renegotiating the terms of these notes.

NOTE 18 ADVERTISING

      The Company expenses all advertising as incurred. Advertising expenses for the years ended December 31, 2005 and 2004 were $7,292 and $7,306, respectively.

                              NUTECH DIGITAL, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2005
--------------------------------------------------------------------------------

NOTE 19 COMMON STOCK

      During the year ended December 31, 2004, the Company issued the following shares of common stock:

      5,875,000 shares of common stock were issued, with an aggregate fair value of $2,252,000, in exchange for cash. The price of the stock was $0.40.

      1,082,223 shares of common stock where issued, with an aggregate fair value of $587,436, for various consulting agreements. The price of the stock ranged from $0.24 to $1.20 per share.

      1,885,473 shares of common stock were issued, with an aggregate fair value of $589,782, for various services other than consulting. The price of the stock ranged from $0.25 to $1.36 per share.

      155,000 shares of common stock were issued, with an aggregate fair value of $17,650, based on incentive stock options offered. The price of the stock ranged from $0.11 to $0.12

      There were also transfers of redeemable common stock in the amount of $80,000.

      During the year ended December 31, 2005, the Company issued the following shares of common stock:

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

      On September 14, 2005, 200,000 shares of restricted common stock, with an aggregate fair value of $23,800, were issued to the Company's SEC counsel in payment of services rendered December 2004 through June 2005.

      On October 28, 2005, the Company received $85,000 cash in exchange for 1,172,000 shares of restricted common stock at the market value of $0.0725 on the date of approval. The shares were sold to two unrelated parties. The shares were not issued as of December 31, 2005.

      On November 15, 2005, 50,000 shares of restricted common stock, with an aggregate fair value of $4,500 were issued to a consultant for services to be rendered during the fourth quarter of 2005.

      On November 28, 2005, 1,170,000 shares of restricted common stock with an aggregate fair value of $95,199 were issued to the Company's SEC council in payment of services rendered through July 2005 through October 2005.

      The Company has expensed all consulting services and no longer uses the consultant as of December 31, 2005.

                              NUTECH DIGITAL, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2005
--------------------------------------------------------------------------------

NOTE 20 REAL ESTATE LEASE

      On May 1, 2001, the Company leased its office and warehouse facilities for five years and three months. The details on the lease are as follows:

      1. Base rentals - $7,800 per month plus operating costs with cost of living adjustments in May of each year.

      2.    Termination date - July 31, 2006

      3. Option - one option for an additional 60 month period with rent at the base rental amount plus cost of living adjustments.

      As of December 31, 2005, future minimum lease payments excluding operating expenses are as follows:


                     December 31, 2006           $      59,909
                                                 -------------
                                                 $      59,909
                                                 =============

      The rent expense for the years ended December 31, 2005 and 2004 was $114,488 and $109,342, respectively.

NOTE 21 INCENTIVE STOCK OPTIONS

      The Board of Directors and stockholders approved the NuTech Digital, Inc. 2001 Equity Incentive Plan which permits the Board of Directors to grant, for a ten year period, both stock purchase rights and stock options. The Company has reserved 6,456,674 shares of its common stock for issuance to the directors, employees and consultants under the Plan. The Plan is administered by the Board of Directors.

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

      A summary of the option activity for the year ended December 31, 2004, pursuant to the terms of the plan is as follows:

                              NUTECH DIGITAL, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2005
--------------------------------------------------------------------------------

NOTE 21 INCENTIVE STOCK OPTIONS (CONTINUED)

                                                               Weighted
                                             Shares             Average
                                             Under             Exercise
                                             Option              Price
                                         -----------------   ---------------
Options outstanding at January 1, 2004         2,610,000           $   0.34
   Granted                                     1,020,000               0.19
   Exercised                                    (155,000)              0.15
   Cancelled and expired                        (760,000)              0.83
                                         -----------------   ---------------
Options outstanding at December 31, 2004       2,715,000           $   0.59
                                         =================   ===============


      Information regarding stock options outstanding as of December 31, 2004 is as follows:

Price range                                           $ 0.11 - $ 0.66
Weighted average exercise price                                $ 0.59
Weighted average remaining contractual life        7 years, 10 months
Options exercised
   Price range                                        $ 0.11 - $ 0.12
   Shares                                                     155,000
   Weighted average exercise price                             $ 0.15


      A summary of the option activity for the year ended December 31, 2005, pursuant to the terms of the plan is as follows:

                                                                  Weighted
                                                Shares             Average
                                                Under             Exercise
                                                Option              Price
                                           ------------------   ---------------
Options outstanding at January 1, 2005            2,715,000           $   0.31
Cancelled and expired                              (525,000)              0.20
                                           ------------------   ---------------
Options outstanding at December 31, 2005          2,190,000           $   0.33
                                           ==================   ===============

      Options for the purchase of 2,190,000 shares were exercisable at December 31, 2005.

      Information regarding stock options outstanding as of December 31, 2005 is as follows:

Price range                                             $ 0.11 - $ 0.66
Weighted average exercise price                                  $ 0.59
Weighted average remaining contractual life           4 years, 5 months

                              NUTECH DIGITAL, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2005
--------------------------------------------------------------------------------

NOTE 22 ADDITIONAL STOCK OPTIONS

      The Company, from time to time, grants stock options approved by the Board of Directors to employees as incentives and awards outside of the NuTech Digital, Inc. 2001 Equity Incentive Plan. The stock options grants have been approved by stockholders.

      On June 18, 2004, Lee Kasper was granted an option to purchase 2,000,000 shares of common stock at a price of $0.385 per share, 110% of the fair market value on the date of grant. The term of the option is five years. Mr. Kasper had the right to purchase 1,000,000 shares if the Company earns at least $2,000,000 in any calendar quarter during the 2004 fiscal year. Mr. Kasper's right to purchase an additional 500,000 shares will vest if the Company earns at least $5,000,000 in revenues during the 2004 fiscal year. The right to purchase 500,000 shares will vest if the Company successfully produces at least two major music concerts during the 2004 fiscal year. A major music concert is defined as a concert having a production budget that is no less that $250,000. The Company has successfully produced two major music concerts during the 2004 fiscal year. As of December 31, 2004, the right to purchase 1,500,000 of those warrants lapsed.

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

      On March 17, 2005, Irv Hollander was granted an option to purchase 100,000 shares of common stock at a price of $0.14 per share, the fair market value on the date of grant. The option vested and was expensed immediately.

      On September 1, 2005, Lee Kasper was granted an option to purchase 6,000,000 shares of common stock at a price of $0.121 per share, 110% of the fair market value on the date of grant as an incentive to execute an Employment Agreement with the Company. The term of the option is five years. The option vested immediately.

                              NUTECH DIGITAL, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2005
--------------------------------------------------------------------------------

NOTE 23 COMMON STOCK PURCHASE WARRANTS

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

      On April 25, 2005, the Company issued a warrant to acquire up to 300,000 shares of common stock at an exercise price of $0.65 per share for the first 100,000 shares, $0.85 per share for the second 100,000 shares and $1.00 per share for the remaining 100,000 shares, to Redwood Consultants, LLC for consulting services rendered during the second quarter of 2005. The warrant expires April 25, 2007 and is fully vested and exercisable. The Company estimated the fair value of the warrants at the grant date by using the Black-Scholes option pricing model based on the following assumptions; risk free interest rate of 4.34%, life of 2 years, volatility of 136% and dividend yield of 0. Accordingly, the Company recorded an expense in the amount of $11,700 for non-cash compensation during the year ended December 31, 2005.

      The following table summarizes information about fixed stock warrants outstanding at December 31, 2005:

      Date                Number of Shares    Term         Exercise Price
      ----                ----------------    ----         --------------
      February 24, 2004         12,500,000    10 years          $0.75
      April 25, 2005               100,000    2 years           $0.65
      April 25, 2005               100,000    2 years           $0.85
      April 25, 2005               100,000    2 years           $1.00
                          ---------------
                               12,800,000
                          ===============

NOTE 24 WARNER ELEKTRA ATLANTA CORPORATION CONTRACT

      During June 2005, the Company began selling products to Warner Elektra Atlanta Corporation, ("Warner") on a consignment basis. The Company received a non-refundable, recoupable deposit from Warner of $200,000. The Company recognizes revenue from this sale when Warner ships the products to its customers.

NOTE 25 COMMITMENTS AND CONTINGENCIES

      L&M Optical Disk West, LLC

      On August 1, 2005, the Company entered into an Exclusive Replication Services Agreement with L&M Optical Disk West, LLC, ("L&M"), whereby L&M is the Company's exclusive provider of replication and packaging services. The agreement has a term of two years and calls for payment in accordance with L&M's regular fee schedule.

                              NUTECH DIGITAL, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2005
--------------------------------------------------------------------------------

NOTE 25 COMMITMENTS AND CONTINGENCIES (CONTINUED)

      Robert D. Green

      On August 8, 2005, the Company entered into an agreement with Robert D. Green ("D. Green"), an unrelated party, for consulting services related to live concert productions. The agreement calls for a 5% commission be paid to D. Green, based on the artists advance payment on the same basis as the artist. As of December 31, 2005, D. Green has not preformed any consulting services for which the Company has incurred a liability and no amount is owed to D. Green.

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

      Mr. Kasper will receive a base salary of $600,000 per year. Mr. Kasper will also be entitled to receive an annual performance bonus based on standards and goals established by the Board of Directors and Mr. Kasper within 90 days of the beginning of each fiscal year. Mr. Kasper is also entitled to participate in any benefit programs established for the Company's employees.

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

      Mr. Kasper was also granted certain options to purchase shares of the Company's common stock. See Note 22.


NOTE 26 2003 CONSULTANT STOCK PLAN

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

                              NUTECH DIGITAL, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2005
--------------------------------------------------------------------------------

NOTE 26 2003 CONSULTANT STOCK PLAN (CONSULTING)

      The following is a summary of the shares covered by the plan as of December 31, 2005:

        Total shares authorized                                                                  5,000,000
        Shares issued during the year ended December 31, 2003 ($0.12 - $1.20 per share)          1,315,000
        Shares issued during the year ended December 31, 2004 ($0.24 - $1.20 per share)          1,082,223
        Shares issued during the year ended December 31, 2005 ($0.09 - $0.22 per share)            500,000
                                                                                           ---------------
        Shares available for future issuance                                                     2,102,777
                                                                                           ===============

NOTE 27 BUSINESS SEGMENTS

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

      Summarized financial information concerning the Company's reportable segments is shown on the following table:

                                      Purchasing
                                       Licenses
                                          And
                                        General      Production of
                  2005                Operations     Live Concerts    Total
      -----------------------------   -----------    -----------   -----------
      Sales, net                      $ 1,923,919    $   860,295   $ 2,784,214
      Operating income (loss)          (3,895,870)      (443,866)   (4,339,736)
      Total assets                      2,462,043        654,328     3,116,371
      Depreciation and amortization       372,680        447,652       820,332
      Capital expenditures                 55,480             --        55,480


                                      Purchasing
                                       Licenses
                                          And
                                        General      Production of
                  2004                Operations     Live Concerts    Total
      -----------------------------   -----------    -----------   -----------
      Sales, net                      $ 4,122,859    $    57,717   $ 4,180,576
      Operating income (loss)          (1,036,176)        44,070      (992,106)
      Total assets                      6,071,583        679,890     6,751,473
      Depreciation and amortization       354,234             --       354,234
      Capital expenditures                283,851             --       283,851

NOTE 28 MANAGEMENT PLANS

      Management's plans to eliminate the going concern situation include, but are not limited to:

      A. Reduction of legal, consulting and public relation expenses through the approval and acceptance of contracts with these professionals that place a limit on the amount of expenses the Company will incur for their services.

                              NUTECH DIGITAL, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2005
--------------------------------------------------------------------------------

NOTE 28 MANAGEMENT PLANS (CONTINUED)

      B. The release of the Company's first live music concert DVD occurred in November of 2004 and two additional live music concert DVD's in the second and third quarter of 2005. It is anticipated that these products, along with live music concert DVD's, scheduled for release in 2006, will increase the revenue stream from this portion of our business.

      C. Management is presently negotiating with additional major artists for exclusive rights to produce and distribute their live music concerts worldwide.

      D. Obtain investors to increase the working capital needs of the company.

NOTE 29 SUBSEQUENT EVENT

      On February 6, 2006, 75,000 shares of common stock, with an aggregate fair value of $3,000 were issued to John Argonish in payment of consulting services rendered.

      On February 10, 2006, a total of 150,000 shares of common stock were issued to Paul Reitzin, Noel Gimble and Forte Communications, Inc. in consideration for loans they provided to the Company. The aggregate fair value of the loans is $35,000, $100,000, and $75,000, respectively.

      On February 22, 2006, 150,000 shares of common stock, with an aggregate fair value of $10,000, were issued to Vintage Filings in payment of services rendered.

      Currently, the Company is two months behind in paying their rent, and received an eviction notice from the lessor of the property.