Form 10QSB
period 2006-03-31
NUTECH DIGITAL INC
filed 2006-05-22
CIK 1144347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2006

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
YES ☐ NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The registrant had 25,572,494 shares of common stock, no par value, issued and outstanding as of May 17, 2006.

Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☒

NuTECH DIGITAL, INC.

NUTECH DIGITAL, INC.
CONDENSED BALANCE SHEET
MARCH 31, 2006
UNAUDITED

ASSETS
CURRENT ASSETS
Cash in bank	$2,712
Accounts receivable, net	267,852
Production costs receivable, net	56,313
Inventories	483,212
Prepaid expenses, current portion	38,080
TOTAL CURRENT ASSETS	848,169
PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION	663,933
OTHER ASSETS
Prepaid royalties	730,897
Production costs, net	609,226
Prepaid expenses, long-term portion	8,494
Deposits	7,800
TOTAL OTHER ASSETS	1,356,417
TOTAL ASSETS	$2,868,519
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Bank overdraft	$21,753
Accounts payable	1,419,099
Accrued payroll, officer	369,231
Accrued liabilities, other	374,631
Demand notes payable, related party	234,301
Notes payable, related party, current portion	153,899
Notes payable, other, current portion	149,961
Convertible promissory note	137,566
TOTAL CURRENT LIABILITIES	2,860,441
LONG-TERM LIABILITIES
Notes payable, related parties, long-term portion	175,663
Notes payable, other, long-term portion	650,867
TOTAL LONG-TERM LIABILITIES	826,530
STOCKHOLDERS’ EQUITY
Preferred stock
Authorized - 50,000,000 shares Issued and outstanding -0- shares	-
Common stock
Authorized 100,000,000 shares, no par value Issued and outstanding – 25,947,944 shares	5,427,831
Accumulated (deficit)	(6,246,283)
TOTAL STOCKHOLDERS’ EQUITY	(818,452)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,868,519

The accompanying notes are an integral part of these financial statements.

NUTECH DIGITAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
UNAUDITED

	2006	2005
SALES, NET	$534,151	$1,099,542
COSTS OF SALES	277,287	492,981
GROSS PROFIT	256,864	606,561
OPERATING EXPENSES
SELLING EXPENSES	31,558	65,651
ROYALTYEXPENSES	99,483	109,853
CONSULTING FEES	12,479	64,514
SALARIES AND WAGES	271,270	251,929
LEGAL EXPENSES	59,500	38,484
GENERAL AND ADMINISTRATIVE EXPENSES	227,457	232,314
TOTAL EXPENSES	701,747	762,745
OPERATING (LOSS)	(444,883)	(156,184)
OTHER INCOME (EXPENSE)
Interest expense	(50,295)	(29,443)
Rental income	12,000	-
TOTAL OTHER INCOME (EXPENSE)	(38,295)	(29,443)
(LOSS) BEFORE CORPORATION INCOME TAXES	(483,178)	(185,627)
CORPORATION INCOME TAXES	-	800
NET (LOSS)	$(483,178)	$(186,427)
NET (LOSS) PER COMMON SHARE
BASIC AND DILUTED	$(0.02)	$0.01)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC AND DILUTED	25,389,161	21,950,494

The accompanying notes are an integral part of these financial statements.

NUTECH DIGITAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
UNAUDITED

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(483,178)	$(186,427)
Adjustments to reconcile net income (loss) to net cash (used) by operating activities:
Depreciation	104,974	87,809
Amortization	70,113	-
Issuance of common stock for services, consulting fees and other expenses	43,820	3,298
Changes in operating assets and liabilities:
Accounts receivable	(71,177)	(343,879)
Production costs receivable	56,313	-
Inventories	2,874	372,287
Production costs	(25,011)	(9,658)
Prepaid royalties	102,524	-
Prepaid expenses	5,337	75,779
Accounts payable	108,971	145,796
Accrued liabilities	173,646	159,880
Accrued interest	7,195	11,242
NET CASH PROVIDED BY OPERATING ACTIVITIES	96,401	316,127
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	(41,216)	(42,733)
Proceeds from demand loan payable, related parties	7,614	-
Proceeds from notes payable, other	15,000	-
Repayment of loan payable, related parties	(36,313)	-
Repayment of notes payable, other	(95)	(5,669)
Repayment of notes payable, related parties	(43,296)	(141,035)
Payments on capital leases payable	-	(5,087)
NET CASH (USED) BY FINANCING ACTIVITIES	(98,306)	(194,524)
NET INCREASE (DECREASE) IN CASH	(1,905)	121,603
CASH BALANCE, AT BEGINNING OF PERIOD	4,617	-
CASH BALANCE, AT END OF PERIOD	$2,712	$121,603

The accompanying notes are an integral part of these financial statements.

NUTECH DIGITAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
UNAUDITED

	2006	2005
SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID DURING THE PERIOD FOR:
Interest	$37,852	$14,144
Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for prepaid expenses, services, consulting fees and other expenses	$43,820	$33,000

The accompanying notes are an integral part of these financial statements.

NUTECH DIGITAL, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2006
UNAUDITED

NOTE 1     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The interim financial statements of NuTech Digital, Inc. are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited financial statements for the interim period presented. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. Accordingly, your attention is directed to footnote disclosures found in December 31, 2005 Annual Report and particularly to Note 1, which includes a summary of significant accounting policies.

Nature of Business

NuTech Digital, Inc. is engaged in the business of producing popular music concerts and licensing and distributing general entertainment products, most of which are made available through digital versatile discs, commonly known as DVDs. Our products include Japanese anime, late night programming, and general entertainment action adventure films. We own more than 600 exclusive DVD titles and a growing library of high definition music concerts. During the 2005 fiscal year, the Company began to actively change the focus of its business from the licensing and sale of general entertainment products to the production of popular music concerts for distribution, which continues in 2006. The Company’s products are principally sold through retail stores, the Internet and distributors.

Basis of Presentation – Going Concern

The Company’s financial statements have been prepared on an accrual basis of accounting, in conformity with accounting principles generally accepted in the United States of America. These principles contemplate the realization of assets and liquidation of liabilities in the normal course of business.

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The following factors raise substantial doubt as to the Company’s ability to continue as a going concern:

A.	The Company has accumulated a deficit of $6,246,283 since inception.

B.	The Company has a working capital deficit of $2,012,272.

NUTECH DIGITAL, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2006
UNAUDITED

NOTE 1     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

B.
The release of the Company’s first live music concert DVD occurred in November of 2004 and two additional live music concert DVDs in the second and third quarters of 2005. It is anticipated that these products, along with live music concert DVDs, scheduled for release in 2006, will increase the revenue stream from this portion of our business.

C.	Management is presently negotiating with additional major artists for exclusive rights to produce and distribute their live music concerts worldwide.

D.	Obtain investors to fund the working capital needs of the Company.

Reclassifications
Reclassifications
Certain 2005 amounts have been reclassified to conform to 2006 presentations.

NOTE 2     COMMON STOCK

During the three months ended March 31, 2006, the Company issued the following shares of common stock:

On February 6, 2006, 75,000 shares of common stock with an aggregate fair value of $3,975 were issued to a consultant for a nine month consulting agreement that expires on December 31, 2006.

On February 10, 2006, 150,000 shares were issued with an aggregate fair value of $8,850 to three individuals in exchange for loans to the Company.

NUTECH DIGITAL, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2006
UNAUDITED

NOTE 2     COMMON STOCK  (CONTINUED)

On February 22, 2006, 150,000 shares of common stock, with an aggregate fair value of $9,000 were issued to a consultant for past services provided.

In addition, the Company recorded the fair value of options issued for compensation in the amount of $21,994.

NOTE 3     SUBSEQUENT EVENT

On April 14, 2006, the Company entered into a Consulting Agreement with Digital Acquisitions Company LLC (the “Consultant”). According to the agreement, the Company will retain the services of the Consultant for a period of twelve months. During the term, the Consultant will provide a number of services to the Company, including managing customer relations, assessing and managing key employees and advising and recommending strategies for improving operations. As compensation for the services it provides, the Consultant will receive the right (but will not have the obligation) to convert a portion or all of certain prepaid royalties received by the Company from the Consultant into the Company’s common stock at a conversion price which is the lower of $0.05 or the fair market value on the date of conversion. The prepaid royalties relate to certain distribution rights to four filmed music concerts acquired by the Consultant from the Company in March 2006.

In conjunction with the Consulting Agreement, the Company has agreed to terminate its relationship with its distributor in Canada, Mr. Lee Kasper, the President and Chief Executive Officer, has agreed to resign his positions and the Company has agreed that it will not enter into any further agreements with any vendors, suppliers or other third parties without consulting the Consultant.

Provided that the Consultant is satisfied with its due diligence review, the Consultant will invest the sum of $150,000, either as an exercise of the option discussed below, or as a purchase of additional shares of common stock, within sixty days from the date of the Consulting Agreement.

In conjunction with the execution of the Consulting Agreement, the Company granted to the Consultant an option to purchase 23,000,000 shares of it’s common stock at an exercise price that is equal to the value of the Company’s common stock on the date of the Consulting Agreement. The term of the option is ten years. Also, the Consultant has agreed to purchase 600,000 shares of the Company’s common stock for the sum of $24,000. These securities have not been issued.

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

These interim financial statements are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited financial statements for the interim periods presented. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. Accordingly, your attention is directed to footnote disclosures found in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, and particularly to Note 1, which includes a summary of significant accounting policies.

Overview Of Business

We are engaged in the business of licensing and selling and distributing general entertainment products, most of which are made available through digital versatile discs, commonly known as DVDs. Our products include popular music concerts, Japanese anime, late night programming and general entertainment action adventure films. We sell films from our library of over 600 titles. We intend to continue to sell DVDs from our film library. We are working to expand our library of high definition music concerts and, whenever possible, to obtain broadcast rights to these concerts.

All of our DVD products are sold through retail stores, the Internet, and wholesale distributors. We also license the broadcast rights to the music concerts we produce and film.

In January 2005 we implemented a digital rights management technology affording us the ability to offer our products on demand over the Internet. Our digital rights management technology allows our products to be accessed via secure downloads to a personal computer. We are attempting to re-build our business around our DRM technology and the live music concerts we produce in high-definition. Currently, our DRM technology is provided to third parties with our licensed content through licensing and affiliate websites or unaffiliated partnering websites. Once we encrypt the content title, it cannot be viewed without a playback license, which triggers the revenues, thus enabling NuTech to share its library with websites without this capability. We are continuing to develop our software to integrate with any website on the Internet. We believe that this delivery method will be the delivery method of choice in the future for high definition on-demand video and music concerts.

In June 2005, we began selling products to Warner Elektra Atlanta Corporation, (“Warner”) on a consignment basis.

Our acquisition of general entertainment films is typically done through the payment of advance royalties in exchange for a license that usually lasts between five years and 10 years. The licenses for certain of our hentai products permitted us to recover from the licensor all reasonable and necessary costs paid by us to exploit the license. Those costs have been fully recovered.

The production and filming of popular music concerts is extremely cash intensive. Production costs, such as fees or costs for the artist, venue, musicians, sound and cameramen, make-up, wardrobe, insurance and releases, are paid either prior to or immediately following the performance. To date, we have paid these costs or, in some instances, we have partnered with unrelated third parties who assist us with the payment of these costs in exchange for a share of the royalties. After the performance, we must spend additional funds to have the master prepared and ultimately approved by the artist, which may take several months. For example, while we filmed our first concert in April 2004, the release of our first concert DVD did not occur until November 2004. Depending on our agreement with the artist, we may obtain all the rights to the production, in which case we can exploit it in any medium, or we may obtain only restricted rights, such as the right to broadcast the concert only outside the United States. Generally, our agreements require us to split the royalty from sales of the concert DVD and, if we received them, broadcast rights, with the artist after we recoup our production expenses, although the terms of these agreements vary. There is no guarantee that any concert we film will result in a DVD that will sell enough copies to make filming the concert profitable. During the three months ended March 31, 2006, revenues from our music concerts totaled $178,465. Although we expect revenues from this source to increase as we release more concert DVDs, we cannot be certain that this will happen. During the three months ended March 31, 2006, we also sold licensing rights to certain music concerts in the amount of $25,000. In accordance with SOP 00-2 we recognized the revenue at the date of the various agreements. This revenue is not recurring and we cannot be certain this level will increase in the future.

Critical Accounting Policies and Estimates

We have identified various accounting principles that we believe are key to an understanding of our financial statements. These important accounting policies require management’s most difficult, subjective judgments. When we are required to form estimates we use the data available to us, such as historical information (payment histories or sales histories), management’s experience, economic conditions and industry and consumer trends. However, this information, while useful, may not be a reliable predictor of future events. For example, when we state our production costs, we must state them at cost less accumulated amortization. Amortization is computed in the ratio that current period actual revenue (numerator) bears to estimated remaining unrecognized ultimate revenue as of the beginning of the current fiscal year (denominator). If we estimate ultimate revenue incorrectly because we do not have sufficient historical information or because consumer trends change, it may result in an overstatement or understatement in these costs. While we make every attempt to estimate accurately, there is no guarantee that we will be able to do so.

Revenue Recognition – Product Sales. We recognize revenue from product sales when we ship the product to the customer. Sales are recorded net of sales returns and discounts. We recognize revenue in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.”

Revenue Recognition – Licensing Agreements. We recognize revenue from licensing agreements when the licensing agreement is executed, the film is complete, the license period of the agreement has begun, the licensing fee is determinable and collection of the licensing fee is reasonably assured. We recognize revenue in accordance with Statement of Position 00-2, “Accounting by Producers or Distributors of Films.”

Revenue Recognition – Consignment Sales. We recognize revenue from consignment sales when the consignee sells the product to its customer.

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

Accounting Estimates. Management uses estimates and assumptions in preparing financial statements in accordance with accounting principles generally accepted in the United States of America. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. In particular, there is significant judgment required for estimating future product sales for purposes of evaluating the realizability of prepaid royalty advances, production costs and completed masters. Each quarter, management compares current and historical product sales to potential customer orders and reviews the economic conditions of the industry. However, these judgments require significant estimates from management and actual results could vary from the estimates that were used. Each quarter, management reviews the estimated future revenue to be received in order to determine the fair value of its assets and potential asset impairment.

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

Stock based Compensation.As permitted by FAS 123, as amended, we account for stock options issued to employees using the intrinsic value method as prescribed by APB 25. Under this method no expense is recognized for options issued with an exercise price equal to or greater than the market price of the stock on the date of grant. Expense for options or warrants issued to non-employees is recorded in the financial statements at estimated fair value.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our stock options and warrants have characteristics different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of such stock options.

Royalty Advances. Royalty advances are stated at cost, less royalties earned by the licensor on sales from the license agreement. We periodically analyze license agreements and if a product is not selling in sufficient quantities, we record an impairment expense in the amount of the estimated unrecoverable advance royalty as a current period expense.

Results of Operations

Selected Statement Of Operations Data

Comparison of Year End Periods. Summarized in the table below is statement of operations data comparing the three months ended March 31, 2006 with the three months ended March 31, 2005:

	Three Months Ended		Increase/(Decrease)
	March 31, 2006	March 31, 2005
Sales
General Products and Licensing	$355,686	$905,737	$(550,051)
Live Concert Products and Licensing	178,465	193,805	(15,340)
Total Sales	534,151	1,099,542	(565,391)
Product and Freight Costs	277,287	492,981	(215,694)
Percentage of Sales	52%	45%
Gross Profit	256,864	606,561	(349,697)
All Other Expenses	701,747	762,745	(60,998)
Operating (Loss)	(444,883)	(156,184)	(288,699)
Interest Expense	(50,295)	(29,443)	(20,852)
Rental Income	12,000	-	12,000
(Loss) before Corporation Income Taxes	(483,178)	(185,627)	(297,551)
Corporation Income Tax	-	800	(800)
Net (Loss)	($ 483,178)	($ 186,427)	($296,751)
Net (Loss) Per Share Basic and Diluted	($0.02)	($0.01)	($0.01)

Sales
Our sales for the three months ended March 31, 2006 were $534,151, as compared to sales of $1,099,542 for the three months ended March 31, 2005, a 51% decrease. This decrease for the three months ended March 31, 2006 is primarily attributable to the reduction in demand for the products that we sell.

Product and Freight Costs

Our product and freight costs for the three months ended March 31, 2006 were $277,287 or 52% of sales, as compared to $492,981 or 45% of sales for the three months ended March 31, 2005. The 7% increase in product and freight costs as a percentage of sales for the three months ended March 31, 2006 was attributable to an increase in amortization of production costs, as there were six concerts being amortized for the three months ended March 31, 2006, compared to one concert for the three months ended March 31, 2005.

Royalty, Selling, Consulting and General and Administrative Expenses

Summarized in the table below are royalty, selling, consulting and general and administrative expenses comparing the three months ended March 31, 2006 with the three months ended March 31, 2005:

	Three Months Ended		Increase/(Decrease)
	March 31, 2006	March 31, 2005

Royalty Expenses	$99,483	$109,853	$(10,370)
Selling Expenses
Credit Card Fees	$3,113	$2,870	$243
Salaries, Wages and Payroll Taxes	15,004	18,649	(3,645)
Commission Expense	-	29,085	(29,085)
Other Selling Expenses	13,441	15,047	(1,606)
	$31,558	$65,651	$(34,093)

Consulting Expenses	$12,479	$64,514	$(52,035)

General and Administrative Expenses
Bad Debts	$23,263	$-	$23,263
Loan Fee	9,796	-	9,796
Automobile Expenses	5,159	8,951	(3,792)
Travel Expenses	1,527	20,125	(18,598)
Internet and Web Development	5,391	4,164	1,227
Telephone and Utility Expense	11,765	12,827	(1,062)
Accounting Fees	51,425	40,113	11,312
Promotion and Public Relations	-	2,252	(2,252)
Rent	29,191	28,550	641
Insurance	25,058	34,083	(9,025)
Legal Fees	59,500	38,484	21,016
Amortization and Depreciation	18,078	21,120	(3,042)
Salaries, Wages and Payroll Taxes	271,270	251,929	19,341
Other General and Administrative Expenses	46,804	60,129	(13,325)
	$558,227	$522,727	$35,500

Our royalty expenses decreased by $10,370 or 9% during the three months ended March 31, 2006 to $99,483 as compared to $109,853 for the three months ended March 31, 2005. This decrease is directly related to the decrease in sales.

Our selling expenses decreased $34,093 or 52% during the three months ended March 31, 2006 to $31,558 as compared to $65,651 for the three months ended March 31, 2005. This decrease is the result of a reduction in our sales force, which in turn, resulted in lower salary, wages and payroll taxes. In addition, commission expense decreased during the three months ended March 31, 2006, which is directly related to the decrease in the sale of licensing agreements for the live concerts.

The consulting expenses incurred during the three months ended March 31, 2005 related to our retention of several consultants to assist us in developing a business plan, promoting our products, acquiring performers for musical concerts and maintaining investor relations. As expected, these expenses are not continuing at the same level during the three months ended March 31, 2006.

The overall increase of $35,500 or 7% in our other general and administrative expenses for the three months ended March 31, 2006 to $558,227 from $522,727 for the three months ended March 31, 2005 was attributable to bad debt expense in the three months ended March 31, 2006 resulting from an expected settlement on a prior lawsuit judgment, an increase in legal fees due to various lawsuits we were involved in, and a decrease in travel due to lack of monetary funds.

Net Income (Loss)

Our net loss increased $296,751 or 159% from $186,427 during the three months ended March 31, 2005 to $483,178 during the three months ended March 31, 2006 primarily due to a decrease in revenue.

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

From time to time we borrow funds from Mr. Lee Kasper, our Chief Executive Officer, President, director and significant shareholder. These loans accrue interest at the rate of 10% per annum and are due on demand. At March 31, 2006, we owed Mr. Kasper $234,301 from these borrowings.

On August 1, 2005 we received from Mr. Kasper a loan in the amount of $350,000. The interest rate on the loan is 8% per annum, and the loan is scheduled to be repaid over a 36 month period. We used these funds to produce live music concerts.

On July 27, 2005 we borrowed $100,000 from Noel Gimbel, an unrelated individual. The interest rate on the loan is 10% per annum and the loan is due in full on June 15, 2006. We used these funds to produce of live music concerts.

In February 2004 we received from Mr. Kasper a loan in the amount of $500,000. The interest rate on the loan is 3% per annum, and the loan is scheduled to be repaid over a 36 month period. We used these funds to expand our library of anime titles.

Sources And Uses Of Cash

Summarized in the table below is information derived from our statements of cash flow comparing the three months ended March 31, 2006 with the three months ended March 31, 2005:

	Three Months Ended
	March 31, 2006		March 31, 2005
Net Cash Provided (Used) By

Operating Activities		$96,401	$316,127
Investing Activities		-	-
Financing Activities		(98,306)	(194,524)

Net Increase (Decrease) in Cash	$	(1,905)	$121,603

Operating Activities

During the three months ended March 31, 2006, our net loss was $483,178. This included non-cash items of depreciation in the amount of $104,974, amortization in the amount of $70,113, and payment of consulting fees and expenses with common stock in the amount of $43,820. Cash was provided from operations by the decrease of production costs receivable of $56,313, the decrease of inventories of $2,874, the decrease of prepaid royalties of $102,524, the decrease of prepaid expenses of $9,312, the increase in accounts payable of $108,971, the increase of accrued liabilities of $173,646, and the increase of accrued interest of $7,195. We used the cash provided from operations to fund an increase in accounts receivable ($71,177), to fund an increase in our production costs of ($25,011) and to fund an increase in our prepaid consulting of ($3,975).

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

Investing Activities

During the three months ended March 31, 2006 and 2005, there were no acquisitions of property and equipment.

Financing Activities

Financing activities for the three months ended March 31, 2006 used net cash of $98,306. We repaid a bank overdraft in the amount of $41,216 and made principal payments on our loan payable-related parties, notes payable-other, and notes payable-related party in the amounts of $36,313, $95, and $43,296, respectively. We received $7,614 and $15,000 in proceeds from our demand notes payable and notes payable to an unrelated party.

Financing activities for the three months ended March 31, 2005 used net cash of $194,524. We repaid a bank overdraft in the amount of $42,733, our notes payable to an unrelated party, notes payable to related parties and capital leases by $5,669, $141,035 and $5,087, respectively.

Commitments For Capital Expenditures

At March 31, 2006, we had no commitments for capital expenditures.

Going Concern

The financial statements included in this report are presented on the basis that the Company is a “going concern.” Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. Our auditors have indicated that the following factors raise substantial doubt as to our ability to continue as a going concern:

•	we have an accumulated a deficit of $6,246,283 since inception;

•	we have a working capital deficit of $2,012,272; and

•	we have begun producing music concerts which require a substantial investment of cash but have not, to date, generated substantial revenues for us.

We believe that the following will help to eliminate this qualification:

•	we have eliminated public relations expenses for the immediate future;

•
we released our first live music concert DVD in November of 2004 and two additional live music concert DVD’s in the second and third quarter of 2005. We anticipate these products, along with live music concert DVD’s released in 2006 will increase the revenue stream from this portion of our business; and

•	we intend to continue negotiating with major artists for the exclusive rights to produce and distribute their live music concerts worldwide.

Past Due Accounts Payable

    Approximately $775,000 of accounts payable are over 90 days old and could hamper our acquisition of inventory in future periods.

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

As of March 31, 2006 we had available $2,712 of cash on hand and $2,012,272 of a working capital deficit. Cash generated by our current operations is not sufficient to continue our business for the next 30 days. Unless our revenues increase substantially, we will need additional financing during the next 30 days to produce music videos and to pay our costs and expenses, if they stay at current levels, in order to continue operating. To the extent it becomes necessary to raise additional cash in the future, we will seek to raise it through the public or private sale of debt or equity securities, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing. We may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities. We currently do not have any binding commitments for, or readily available sources of, additional financing. We cannot provide any assurances that we will be able to secure the additional cash we may require to continue our operations.

Factors Affecting Business, Operating Results and Financial Condition

An investment in our securities is very speculative and involves a high degree of risk

We have begun producing and filming popular music concerts. So far, this activity has not been profitable.

During the 2004 fiscal year we shifted the emphasis of our business from licensing and distributing general entertainment products to producing, filming and distributing popular music concerts. We have stopped selling karaoke products and we do not intend to license new film products. For the 2005 fiscal year, which ended on December 31, 2005, this shift in emphasis resulted in a decline of approximately 33.4% in revenues while the costs of our sales increased by approximately 22.9%. Our revenues continued to decline during the quarter ended March 31, 2006, and were approximately 51% lower than during the quarter ended March 31, 2005. Unless we receive a significant infusion of capital, we will not be able to continue operating.

If we do not receive a significant infusion of capital in the immediate future, we will not be able to continue operating.

The production, filming and distribution of concert DVDs requires a significant outlay of capital.

It is not likely that we will be able to continue our business without additional financing. Currently, we have no commitments for additional financing. If we do not receive financing within the next 30 days, we may have to cease operations.

We may be unable to continue as a going concern.

Our independent auditor has noted in its report concerning our financial statements as of December 31, 2005 that we have accumulated a deficit of $5,763,105 since inception and that we have a working capital deficit of $1,790,528. As of March 31, 2006 we had an accumulated deficit of $6,246,283 and a working capital deficit of $2,012,272.

During 2005 our revenues declined significantly. This trend continued through the quarter ended March 31, 2006 and is on-going.

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

Furthermore, because of the adult content of some of our products, many people may regard our business as unwholesome. Federal, state and municipal governments, along with various religious and children’s advocacy groups, consistently propose and pass new legislation aimed at restricting provision of, access to, and content of late night entertainment. These groups also may file lawsuits against providers of late night entertainment, encourage boycotts against such providers, and mount negative publicity. We cannot assure you that our products will not be subject to successful legal challenges in the future.

If we lost the ability to sell our hentai and late night products, or if our ability to sell these products was substantially curtailed, it would have a material adverse affect on our business and operating results.

ITEM 3. DISCLOSURE CONTROLS AND PROCEDURES

Management, including our President and Chief Executive Officer (who is also our Chief Financial Officer), carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The evaluation was undertaken in consultation with our accounting personnel. Based on that evaluation, the President and Chief Executive Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as specified in the Securities and Exchange Commission’s rules and forms, although due to the reduction in our work force we have been unable to have the reports prepared within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation.

PART II – ITEM 1 LEGAL PROCEEDINGS

Not applicable.

PART II – ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We issued the following securities during the quarter ended March 31, 2006.

On February 10, 2006 we agreed to issue 50,000 shares of our common stock to each of Paul Reitzin, Noel Gimble and Forte Communications. The common stock was issued in exchange for loans from these individuals which totaled $210,000. We relied on section 4(2) of the Securities Act of 1933 to issue the common stock inasmuch as it was issued without any form of general solicitation or general advertising and the acquirers were accredited investors.

In conjunction with the execution of a Consulting Agreement with Digital Acquisitions Company LLC (the “Consultant”) entered into on April 14, 2006, we granted to the Consultant an option to purchase 23,000,000 shares of our common stock at an exercise price that is equal to the fair market value of our common stock on the date of the Consulting Agreement. The term of the option is 10 years. Also in conjunction with the Consulting Agreement, the Consultant agreed to purchase 600,000 shares of our common stock for the sum of $24,000. These securities have not yet been issued. We relied on section 4(2) of the Securities Act of 1933 to grant the securities inasmuch as the option and the common stock will be issued, without any form of general solicitation or general advertising and the acquirer was an accredited investor.

PART II – ITEM 3 DEFAULTS UPON SENIOR SECURITIES

Not applicable

PART II – ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II - ITEM 5 OTHER INFORMATION

Not applicable.

PART II - ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

3.1	Certificate of Incorporation, as amended (1)
3.2	By-laws, as amended (1)
10.1	Consulting Agreement dated April 14, 2006 between the Company and Digital Acquisitions Company LLC (2)
31	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (2)
32	Certification Pursuant to Section 1350 of Title 18 of the United States Code (2)

(1) Incorporated by reference from the Company’s Registration Statement on Form SB-2 filed on May 17, 2002, as amended.
(2) Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 19, 2006
NuTECH DIGITAL, INC.

	By:	Lee Kasper
President, Chief Financial Officer and Duly Authorized Officer (Principal accounting and financial officer for the quarter)