Form 10QSB
period 2006-06-30
NUTECH DIGITAL INC
filed 2006-08-21
CIK 1144347

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2006

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The registrant had 25,572,494 shares of common stock, no par value, issued and outstanding as of August 16, 2006.

Transitional  Small  Business  Disclosure  Format (Check one): YES [ ]  NO  [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              NUTECH DIGITAL, INC.
                            CONDENSED BALANCE SHEET
                                 JUNE 30, 2006
                                   UNAUDITED

                                     ASSETS
CURRENT ASSETS
   Cash in bank                                              $     8,490
   Accounts receivable, net                                       91,822
   Production costs receivable, net                               56,313
   Inventories                                                   474,828
   Prepaid expenses, current portion                              28,277
                                                             ------------
      TOTAL CURRENT ASSETS                                       659,730
                                                             ------------
PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION          623,129
                                                             ------------
OTHER ASSETS
   Prepaid royalties                                             675,971
   Production costs, net                                         521,903
   Prepaid expenses, long-term portion                             7,840
   Deposits                                                        7,800
                                                             ------------
      TOTAL OTHER ASSETS                                       1,213,514
                                                             ------------
      TOTAL ASSETS                                           $ 2,496,373
                                                             ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                          $ 1,460,717
   Accrued liabilities, other                                    378,883
   Demand notes payable, related party                           240,159
   Notes payable, related party, current portion                 182,112
   Notes payable, other, current portion                         149,961
   Convertible promissory note                                   137,566
                                                             ------------
      TOTAL CURRENT LIABILITIES                                2,549,398
                                                             ------------
LONG-TERM LIABILITIES
   Notes payable, related parties, long-term portion             146,078
   Notes payable, other, long-term portion                       639,082
                                                             ------------
      TOTAL LONG-TERM LIABILITIES                                785,160
                                                             ------------
STOCKHOLDERS' EQUITY
Preferred stock
   Authorized - 50,000,000 shares
   Issued and outstanding -0- shares                                   -
Common stock
   Authorized 100,000,000 shares, no par value
   Issued and outstanding - 25,572,494 shares                  5,807,101
Accumulated (deficit)                                         (6,645,286)
                                                             ------------
      TOTAL STOCKHOLDERS' EQUITY                               ( 838,185)
                                                             ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 2,496,373
                                                             ============

   The accompanying notes are an integral part of these financial statements.

                              NUTECH DIGITAL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   UNAUDITED

                                                       THREE MONTHS ENDED JUNE 30, SIX MONTHS ENDED JUNE 30,
                                                       --------------------------- -------------------------
                                                           2006          2005          2006          2005
                                                       ------------  ------------  ------------  ------------
SALES, NET                                             $   188,020   $   299,252   $   722,171   $ 1,398,794
COSTS OF SALES                                             170,401       182,589       447,688       690,154
                                                       ------------  ------------  ------------  ------------
   GROSS PROFIT                                             17,619       116,663       274,483       708,640
                                                       ------------  ------------  ------------  ------------
OPERATING EXPENSES
   SELLING EXPENSES                                         17,490        21,274        49,048        72,341
   ROYALTY EXPENSES                                         65,935        70,456       165,418       180,309
   CONSULTING FEES                                           4,600        96,081        17,079       160,595
   SALARIES AND WAGES                                      170,931       273,300       442,201       525,229
   LEGAL EXPENSES                                           46,345        71,894       105,845       110,378
   GENERAL AND
   ADMINISTRATIVE EXPENSES                                 118,628       154,124       346,085       386,438
                                                       ------------  ------------  ------------  ------------
   TOTAL EXPENSES                                          423,929       687,129     1,125,676     1,435,290
                                                       ------------  ------------
OPERATING (LOSS)                                         ( 406,310)    ( 570,466)    ( 851,193)    ( 726,650)
                                                       ------------  ------------  ------------  ------------
OTHER INCOME (EXPENSE)
   Interest expense                                        ( 8,143)     ( 25,782)     ( 58,438)     ( 55,225)
   Rental income                                            15,451             -        27,451             -
                                                       ------------  ------------  ------------  ------------
TOTAL OTHER INCOME (EXPENSE)                                 7,308      ( 25,782)     ( 30,987)     ( 55,225)
                                                       ------------  ------------

(LOSS) BEFORE CORPORATION INCOME TAXES                   ( 399,002)    ( 596,248)    ( 882,180)    ( 781,875)

CORPORATION INCOME TAXES                                         -             -             -           800
                                                       ------------  ------------  ------------  ------------
   NET (LOSS)                                          $ ( 399,002)  $ ( 596,248)  $ ( 882,180)  $ ( 782,675)
                                                       ============  ============  ============  ============
NET (LOSS) PER COMMON SHARE
   BASIC AND DILUTED                                   $    ( 0.02)  $    ( 0.03)  $     (0.03)  $    ( 0.04)
                                                       ============  ============  ============  ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
   BASIC AND DILUTED                                    25,572,494    22,362,912    25,480,831    22,157,842
                                                       ============  ============  ============  ============

   The accompanying notes are an integral part of these financial statements.


                                                NUTECH DIGITAL, INC.
                                        CONDENSED STATEMENTS OF CASH FLOWS
                            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                                    UNAUDITED

                                                                                            2006         2005
                                                                                         ===========  ===========
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                                                               $( 882,180)  $( 782,675)
Adjustments to reconcile net income (loss) to net cash (used) by operating activities:
   Depreciation                                                                              33,349       61,480
   Amortization                         .                                                   114,323      133,619
   Provision for doubtful accounts                                                           13,863        4,811
   Provision for royalty losses                                                                   -       10,000
   Write-off of accrued officer salaries                                                    379,270            -
   Issuance of common stock for services,
   consulting fees and other expenses                                                        43,820       28,124
   Issuance of warrants for services and consulting fees                                          -       11,700
Changes in operating assets and liabilities:
   Accounts receivable                                                                      104,853     ( 83,976)
   Production costs receivable                                                               56,313     ( 19,888)
   Inventories                                                                               11,258      396,913
   Production costs                                                                         116,617            -
   Prepaid royalties                                                                        157,450      123,241
   Prepaid expenses                                                                          15,844      110,256
   Accounts payable                                                                         150,589      101,351
   Accrued liabilities                                                                    ( 148,169)     255,935
   Accrued interest                                                                        ( 35,969)      21,068
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                   131,231      371,959
                                                                                         -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                                                            -     ( 48,514)
NET CASH (USED) BY INVESTING ACTIVITIES                                                           -     ( 48,514)
CASH FLOWS FROM FINANCING ACTIVITIES
   Bank overdraft                                                                          ( 62,969)    ( 42,733)
   Proceeds from demand loan payable, related parties                                        13,472            -
   Proceeds from notes payable, related parties                                              22,000            -
   Proceeds from notes payable, other                                                        15,000            -
   Repayment of loan payable, related parties                                              ( 36,313)           -
   Repayment of notes payable, other                                                       ( 11,880)    ( 13,425)
   Repayment of notes payable, related parties                                             ( 66,668)   ( 234,105)
   Payments on capital leases payable                                                             -     ( 10,658)
NET CASH (USED) BY FINANCING ACTIVITIES                                                   ( 127,358)   ( 300,921)
                                                                                         -----------  -----------
NET INCREASE (DECREASE) IN CASH                                                               3,873       22,524
                                                                                         -----------  -----------
CASH BALANCE, AT BEGINNING OF PERIOD                                                          4,617            -
CASH BALANCE, AT END OF PERIOD                                                           $    8,490   $   22,524
                                                                                         -----------  -----------

   The accompanying notes are an integral part of these financial statements.


                                      NUTECH DIGITAL, INC.
                         CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
                   FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                           UNAUDITED

                                                                               2006      2005
                                                                              =======  ========
SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID DURING THE PERIOD FOR:
   Interest                                                                   $58,438  $ 29,433
                                                                              =======  ========
   Taxes                                                                      $     -  $      -
                                                                              =======  ========

NON-CASH INVESTING AND FINANCING ACTIVITIES
   Issuance of common stock for prepaid expenses, services, consulting fees
   and other expenses                                                         $43,820  $103,500
                                                                              =======  ========
   Issuance of warrants for services and consulting fees                      $     -  $ 11,700
                                                                              =======  ========
   Allocation of offering costs to common stock                               $     -  $  2,327
                                                                              =======  ========

   The accompanying notes are an integral part of these financial statements.

                              NUTECH DIGITAL, INC.
                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                    UNAUDITED

NOTE 1     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

The interim financial statements of NuTech Digital, Inc. are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited financial statements for the interim period presented. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. Accordingly, your attention is directed to footnote disclosures found in December 31, 2005 Annual Report and particularly to Note 1, which includes a summary of significant accounting policies.

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

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The following factors raise substantial doubt as to the Company's ability to continue as a going concern:

     A.   The  Company  has accumulated a deficit of $6,266,016 since inception.
     B.   The  Company  has  a  working  capital  deficit  of  $1,889,668.
     C. The Company has begun producing music concerts. To date, this segment of business has not generated substantial revenues.


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

NOTE 2     COMMON STOCK

During the six months ended June 30, 2006, the Company issued the following shares of common stock:

On February 6, 2006, 75,000 shares of common stock, with an aggregate fair value of $3,975 were issued to a consultant for a nine month consulting agreement at expires on December 31, 2006.

On February 10, 2006, 150,000 shares were issued with an aggregate fair value of $8,850 to three individuals for their loaning funds to the Company.

On February 22, 2006, 150,000 shares of common stock, with an aggregate fair value of $9,000 were issued to a consultant for past services provided.

In addition, the Company recorded the fair value of options issued for compensation in the amount of $21,994.

NOTE 3     SUBSEQUENT EVENT

On  August  2,  2006,  the  Company  issued  the  2006  Directors,  Officers and
Consultants Stock Option, Stock Warrant and Stock Award Plan. The plan is intended to attract and retain highly qualified and experienced directors, employees and consultants, and to give such people a continued proprietary interest in the success of the Company and its subsidiaries. In addition, the plan is intended to encourage ownership of the Company's $0.001 par value common stock, and allow eligible employees and consultants to receive bonuses and/or consulting fees paid in any combination of available warrants or stocks. The Company expects that the plan will further strengthen the identification of the directors, employees and consultants with the stockholders.

On July 7, 2006, our Board of Directors, pursuant to a consent to action without meeting of the Board of Directors, voted to amend the award of previous stock options to our officers, directors and employees, adjusting the cost of the options to $0.01 in all cases. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933 (the "Act") since the foregoing issuances did not involve a public offering, the recipients took the securities for investment and not resale and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing and no underwriting discount or commission was paid by us.

NOTE 3     SUBSEQUENT EVENT (CONTINUED)

In May 2006, Future Media Productions, Inc., a California corporation ("Future Media"), which is currently in Chapter 11 Bankruptcy, filed a complaint against the Company in the United States Bankruptcy Court in the Central District of California. The complaint alleged that the Company owes Future Media $18,000 in unpaid invoices in connection with the manufacture by Future Media of certain DVD's for the Company. The complaint also asked for interest on the overdue amount and costs and attorneys fees for Future Media. The Company did not file an answer to the complaint and Future Media filed an entry for a Default Judgment against the Company in July 2006 and has requested a hearing date with the court to file a Motion for Default Judgment. The hearing was originally scheduled for July 2006, but has since been continued to November 2006.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     In addition to historical information, this Quarterly Report on Form 10-QSB contains forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, whether we can obtain financing as and when we need it, competitive pressures, changes in technology that may render our products less desirable or obsolete, changes in consumer tastes away from the type of products we offer, changes in the economy that would leave less disposable income to be allocated to entertainment, the loss of any member of our management team and other factors over which we have no control. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Quarterly Report. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document. You should carefully review the documents we file from time to time with the Securities and Exchange Commission. Throughout this Quarterly Report, the terms, the "Company," "NuTech," "we," "us" and words of similar meaning refer to NuTech Digital, Inc.

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

     These interim financial statements are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited financial statements for the interim periods presented. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. Accordingly, your attention is directed to footnote disclosures found in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, and particularly to Note 1, which includes a summary of significant accounting policies.

OVERVIEW OF BUSINESS

     We are engaged in the business of licensing and selling and distributing general entertainment products, most of which are made available through digital versatile discs, commonly known as DVDs. Our products include popular music concerts, Japanese anime, late night programming and general entertainment action adventure films. We hold and sell a film library of over 600 titles. We still plan to continue to aggressively sell DVDs from our film library. We are working to expand our library of high definition music concerts and, whenever possible, to obtain broadcast rights to these concerts.

     All of our DVD products are sold through retail stores, the Internet, and wholesale distributors. We also license the broadcast rights to the music concerts we produce and film.

     In  January  2005  we  implemented  a  digital rights management technology
("DRM") affording us the ability to offer our products on demand over the Internet. Our digital rights management technology allows our products to be accessed via secure downloads to a personal computer. We build around the importance of DRM and the live music concerts produced in Hi-Definition. Currently, this technology is applied to third parties with our license content through licensing and affiliate websites or unaffiliated partnering websites. Once we encrypt the content title, it cannot be viewed without a playback license, which triggers the revenues, thus enabling NuTech to share its library with a less technically oriented website organization. We are continuing to develop our software to integrate with any website on the internet. We have been focusing on the biggest names in the technology field to partner with for our content. We believe that this is the only on ramp to the future delivering methods of hi definition on demand video and music concerts.

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

     The production and filming of popular music concerts is extremely cash intensive. Production costs, such as fees or costs for the artist, venue, musicians, sound and cameramen, make-up, wardrobe, insurance and releases, are paid either prior to or immediately following the performance. To date, we have paid these costs or, in some instances, we have partnered with unrelated third parties who assist us with the payment of these costs in exchange for a share of the royalties. After the performance, we must spend additional funds to have the master prepared and ultimately approved by the artist, which may take several months. For example, while we filmed our first concert in April 2004, the release of our first concert DVD did not occur until November 2004. Depending on our agreement with the artist, we may obtain all the rights to the production, in which case we can exploit it in any medium, or we may obtain only restricted rights, such as the right to broadcast the concert only outside the United States. Generally, our agreements require us to split the royalty from sales of the concert DVD and, if we received them, broadcast rights, with the artist after we recoup our production expenses, although the terms of these agreements vary. There is no guarantee that any concert we film will result in a DVD that will sell enough copies to make filming the concert profitable. During the six months ended June 30, 2006, revenues from our music concerts totaled $155,995. Although we expect revenues from this source to increase as we release more concert DVDs, we cannot be certain that this will happen. During the six months ended June 30, 2006, we also sold licensing rights to certain music concerts in the amount of $110,713. In accordance with SOP 00-2 we recognized the revenue at the date of the various agreements. This revenue is not recurring and we cannot be certain this level will increase in the future.

                                 RECENT EVENTS:

     In January 2006, we entered into a distribution agreement with DEP Distribution Exclusive Ltd. ("DEP" and the "Distribution Agreement"), whereby DEP agreed to distribute certain of our programs in Canada for a period of five years. Pursuant to the Distribution Agreement, we retained the rights to 75% of any distribution fees that DEP received in connection with the Distribution Agreement, after subtracting certain distribution fees.

     On April 14, 2006, we entered into a Consulting Agreement with Digital Acquisitions Company LLC (the "Consultant"). According to the agreement, we would retain the services of the Consultant for a period of 12 months. During the term, the Consultant would provide a number of services to us, including managing customer relations, assessing and managing key employees and advising and recommending strategies for improving operations. As compensation for the services Consultant was to provide, the Consultant was to receive the right (but would not have the obligation) to convert a portion or all of certain prepaid royalties received by us from the Consultant into shares of our common stock at a conversion price which is the lower of $0.05 or the fair market value of our common stock on the date of conversion. The prepaid royalties relate to certain distribution rights to four filmed music concerts acquired by the Consultant from us in March 2006. The Consultant was to perform due diligence and if satisfied with such due diligence, was to invest $150,000 in us.

     On May 29, 2006, we received a letter from the Consultant terminating the Consulting Agreement. As such, there is no material relationship between the Registrant and its affiliates and the Consultant. According to a letter received from the Consultant on May 29, 2006, the Consultant completed its due diligence investigation and determined that the Consulting Agreement was not in its best interests. Pursuant to the terms of the Consulting Agreement, the Consultant was entitled to terminate the Consultant's engagement at any time, for any reason or no reason, upon 10 days advance written notice to us.

     In May 2006, we entered into several Broadcasting Agreements with HDNet, LLC ("HDNet") in connection with the broadcasting of live high definition concerts which we filmed and produced (the "Broadcasting Agreements"). The Broadcasting Agreements provide that we are to be paid a fee of $28,571 for each program broadcast by HDNet, which fee provides HDNet the right to re-broadcast the program for up to thirty (30) days per year, and up to three (3) times each day. The Broadcasting Agreements have a term of three (3) years, commencing on the initial broadcast of each program, and provide for HDNet to have the right of first refusal to broadcast the high definition version of the programs for six (6) months following the termination of the Broadcasting Agreements.


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     In consultation with our Board of Directors, we have identified various accounting principles that we believe are key to an understanding of our financial statements. These important accounting policies require management's subjective judgments.

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

RESULTS OF OPERATIONS

     Comparison of the three months ended June 30, 2006, compared to the three months ended June 30, 2005. Summarized in the table below is statement of operations data comparing the three months ended June 30, 2006 with the three months ended June 30, 2005:

<CAPTION
                                                           Three  Months  Ended               Increase/(Decrease)
                                                    June  30,  2005      June 30, 2006
Sales
    General Products and Licensing                  $       99,777       $      299,252        $         (199,475)
                                                    --------------       --------------        ------------------
    Live Concert Products and Licensing                     88,243                    -                    88,243
    Total Sales                                            188,020              299,252                  (111,232)
Product and Freight Costs                                  170,401              182,589                   (12,188)
                                                    --------------       -------------         ------------------
    Percentage of Sales                                        91%                 61%
Gross Profit                                                17,619              116,663                   (99,044)
All Other Expenses                                         423,929              687,129                  (263,200)
                                                    --------------       --------------        ------------------
Operating (Loss)                                          (406,310)            (570,466)                  164,156
Interest Expense                                           ( 8,143)             (25,782)                  (17,639)
Rental Income                                               15,451                    -                    15,451
(Loss) before Corporation                           --------------       --------------        ------------------
   Income Taxes                                           (399,002)            (596,248)                 (197,246)
Corporation Income Tax                                           -                    -                         -
                                                    --------------       --------------        ------------------
Net (Loss)                                              ($ 399,002)         ($  596,248)               ($ 197,246)
Net (Loss) Per Share                                ==============       ==============        ==================
     Basic and Diluted                                      ($0.02)              ($0.03)                    $0.01
                                                    ==============       ==============        ==================

Sales

     Our sales for the three months ended June 30, 2006 were $188,020, as compared to sales of $299,252 for the three months ended June 30, 2005, a 37% decrease from the prior period. This decrease for the three months ended June 30, 2006 is primarily attributable to a reduction in demand for the products that we sold from the prior period.

Product and Freight Costs

     Our product and freight costs (cost of sales) for the three months ended June 30, 2006 were $170,401 or 91% of sales, as compared to $182,589 or 61% of sales for the three months ended June 30, 2005. The 30% increase in product and freight costs as a percentage of sales for the three months ended June 30, 2006 was attributable to an increase in the amortization of production costs due to a decrease in sales during the three months ended June 30, 2006, and the large volume of returns during the same period.

Royalty, Selling, Consulting, Salaries and Wages, Legal, and General and Administrative Expenses

     Summarized in the table below are royalty, selling, consulting, salaries and wages, legal, and general and administrative expenses comparing the three months ended June 30, 2005:

                                       Three Months Ended               Increase/(Decrease)
                                         June 30,  2006   June 30, 2005
Royalty Expenses                        $        65,935   $       70,456  $      ( 4,521)
                                        ----------------  --------------  ---------------
Selling Expenses
     Credit Card Fees                   $         2,809   $        3,677  $        ( 868)
     Salaries, Wages and Payroll Taxes           10,631           12,810         ( 2,179)
     Commission Expense                               -            1,266         ( 1,266)
     Other Selling Expenses                       4,050            3,521             529
                                        ----------------  --------------  ---------------
                                        $        17,490   $       21,274  $        3,784
                                        ----------------  --------------  ---------------
Consulting Expenses                     $         4,600   $       96,081  $     ( 91,481)
                                        ----------------  --------------  ---------------
Salaries and Wages                      $       170,931   $      273,300  $    ( 102,369)
                                        ----------------  --------------  ---------------
Legal Expenses                          $        46,345   $       71,894  $     ( 25,549)
                                        ----------------  --------------  ---------------
General and Administrative Expenses
     Bad Debts                          $       ( 9,391)  $            -  $      ( 9,391)
     Loan Fee                                         -                -               -
     Automobile Expenses                            389            5,433         ( 5,044)
     Travel Expenses                                 34            3,481         ( 3,447)
     Internet and Web Development                 1,141            6,592         ( 5,451)
     Telephone and Utility Expense                9,058           15,351         ( 6,293)
     Accounting Fees                             13,638           12,529           1,109
     Promotion and Public Relations                   -            2,192         ( 2,192)
     Rent                                        29,978           28,146           1,832
     Insurance                                   35,355           40,494         ( 5,139)
     Amortization and Depreciation               18,163           21,499         ( 3,336)
     Other General and Administrative
        Expenses                                 20,263           18,407           1,856
                                        ----------------  --------------  ---------------
                                        $       118,628   $      154,124  $     ( 35,496)
                                        ================  ==============  ===============

     Consulting expenses decreased $91,481 or 95% to $4,600 for the three months ended June 30, 2006, as compared to $96,081 for the three months ended June 30, 2005. The consulting expenses incurred during the three months ended June 30, 2005 related to our retention of several consultants to assist us in developing a business plan, promoting our products, acquiring performers for musical concerts and maintaining investor relations. As expected, these expenses are not continuing at the same level during the three months ended June 30, 2006.

     The decrease in salaries and wages of $102,369, or 39% to $170,931 for the three months ended June 30, 2006, as compared to $273,300 for the three months ended June 30, 2005 is the result of a reduction in our sales force during the fourth quarter of 2005, from approximately four employees to one employee, which in turn, resulted in lower salary, wages and payroll taxes during the three months ended June 30, 2006, compared to the same period in 2005.

     Our legal expenses decreased by $25,549, or 36% to $46,345 for the three months ended June 30, 2006 as compared to $71,894 for the three months ended June 30, 2005 due to increased costs associated with various lawsuits during the three months ended June 30, 2005, which lawsuits and related expenses were not present during the three months ended June 30, 2006.

     The overall decrease of $35,496 or 23% in our general and administrative expenses for the three months ended June 30, 2006 to $118,628 from $154,124 for the three months ended June 30, 2005 was mainly attributable to an a decrease in $9,391 in bad debt expense relating to an amount that was received and was previously thought to be uncollectible, a decrease of $6,293 in telephone and utility expense in connection with us engaging a lower cost telephone service provider subsequent to the three months ended June 30, 2005, a decrease of $5,451 in internet and web development expense, which expenses were higher during the three months ended June 30, 2005, due to certain one time expenses paid to a website developer during that period in connection with web development on our website, a decrease of $5,139 in insurance in connection with our engaging a lower cost insurance provider subsequent to the three months ended June 30, 2005, and a decrease of $5,044 in automobile expenses in connection with our cancellation of an automobile lease subsequent to the three months ended June 30, 2005.

Net Income (Loss)

     Our net loss decreased $197,246 or 33% from $596,248 during the three months ended June 30, 2005 to $399,002 during the three months ended June 30, 2006 primarily due to the decrease in total expenses of $164,156 or 28.8%, for the three months ended June 30, 2006, compared to the three months ended June
30, 2005, which decrease in expenses was due to certain cost cutting measures which we undertook, including a reduction in our sales team and a move to lower cost insurance and telephone providers subsequent to the three months ended June 30, 2005.

Selected Statement Of Operations Data

     Comparison of the six months ended June 30, 2006, compared to the six months ended June 30, 2005. Summarized in the table below is statement of operations data comparing the six months ended June 30, 2006, compared to the six months ended June 30, 2005:

                                           Six Months Ended                Increase/(Decrease)
                                            June 30, 2006    June 30, 2005
Sales
     General Products and Licensing        $      455,463   $    1,207,727   $ ( 752,264)
     Live Concert Products and Licensing          266,708          191,067        75,641
                                           ---------------  ---------------  ------------
     Total Sales                                  722,171        1,398,794     ( 676,623)
Product and Freight Costs                         447,688          690,154     ( 242,466)
                                           ---------------  ---------------  ------------
     Percentage of Sales                               62%              49%
Gross Profit                                      274,483          708,640     ( 434,157)
All Other Expenses                              1,125,676        1,435,290     ( 309,614)
                                           ---------------  ---------------  ------------
Operating (Loss)                                ( 851,193)       ( 726,650)    ( 124,543)
Interest Expense                                 ( 58,438)        ( 55,225)        3,213
Rental Income                                      27,451                -        27,451
                                           ---------------  ---------------  ------------
(Loss) before Corporation
     Income Taxes                               ( 882,180)       ( 781,875)    ( 100,305)
Corporation Income Tax                                  -              800         ( 800)
                                           ---------------  ---------------  ------------
Net (Loss)                                     ( $882,180)     (  $782,675)   (  $99,505)
                                           ===============  ===============  ============
Net (Loss) Per Share
     Basic and Diluted                             ($0.03)          ($0.04)  $      0.01
                                           ===============  ===============  ============

Sales

     Our sales for the six months ended June 30, 2006 were $722,171, as compared to sales of $1,398,794 for the six months ended June 30, 2005, a $676,623 or 48% decrease from the prior period. This decrease for the six months ended June 30, 2006 is primarily attributable to a reduction in demand for the products that we sell.

Product and Freight Costs

     Our product and freight costs (cost of sales) for the six months ended June 30, 2006 were $447,688 or 62% of sales, as compared to $690,154 or 49% of sales for the six months ended June 30, 2005. The 13% increase in product and freight costs as a percentage of sales for the six months ended June 30, 2006 was attributable to an increase in amortization of reimbursable production costs due to the decrease in sales described above and a significant volume of returns of our products during the six months ended June 30, 2006.

Royalty, Selling, Consulting, Salaries and Wages, Legal, and General and Administrative Expenses

     Summarized in the table below are royalty, selling, consulting and general and administrative expenses comparing the six months ended June 30, 2006 with the six months ended June 30, 2005:

                                        Six Months Ended                Increase/(Decrease)
                                        June 30,  2006   June 30, 2005
Royalty Expenses                        $       165,418  $      180,309  $    ( 14,891)
                                        ---------------  --------------  --------------
Selling Expenses
     Credit Card Fees                   $         5,922  $        6,547  $       ( 625)
     Salaries, Wages and Payroll Taxes           25,635          31,459        ( 5,824)
     Commission Expense                               -          30,351       ( 30,351)
     Other Selling Expenses                      17,491           3,984         13,507
                                        ---------------  --------------  --------------
                                        $        49,048  $       72,341  $    ( 23,293)
                                        ---------------  --------------  --------------
Consulting Expenses                     $        17,079  $      160,595  $   ( 143,516)
                                        ---------------  --------------  --------------
Salaries and Wages                      $       442,201  $      525,229  $    ( 83,028)
                                        ---------------  --------------  --------------
Legal Expenses                          $       105,845  $      110,378  $     ( 4,533)
                                        ---------------  --------------  --------------
General and Administrative Expenses
     Bad Debts                          $        13,872  $            -  $      13,872
     Loan Fee                                     9,796               -          9,796
     Automobile Expenses                          5,548          14,384        ( 8,836)
     Travel Expenses                              1,561          23,606       ( 22,045)
     Internet and Web Development                 6,532          10,756        ( 4,224)
     Telephone and Utility Expense               20,823          28,178        ( 7,355)
     Accounting Fees                             65,063          52,642         12,421
     Promotion and Public Relations                   -           4,444        ( 4,444)
     Rent                                        59,169          56,696          2,473
     Insurance                                   60,413          74,577       ( 14,164)
     Amortization and Depreciation               36,241          42,619        ( 6,378)
     Other General and Administrative
        Expenses                                 67,067          78,536       ( 11,469)
                                        ---------------  --------------  --------------
                                        $       346,085  $      386,438  $    ( 40,353)
                                        ===============  ==============  ==============

     Our royalty expenses decreased by $14,891 or 8% during the six months ended June 30, 2006 to $165,418 as compared to $180,309 for the six months ended June 30, 2005. This decrease is directly related to the decrease in sales.

     Our selling expenses decreased $23,293 or 32% during the six months ended June 30, 2006 to $49,048 as compared to $72,341 for the six months ended June 30, 2005. This decrease is the result of a reduction in our sales force during the fourth quarter of 2005, from approximately four employees to one employee, which, which in turn, resulted in lower salary, wages and payroll taxes during the six months ended June 30, 2006. In addition, there was no commission expense during the six months ended June 30, 2006, which is directly related to the decrease in the sale of licensing agreements for the live concerts.

     The consulting expenses incurred during the six months ended June 30, 2005 related to our retention of several consultants to assist us in developing a business plan, promoting our products, acquiring performers for musical concerts and maintaining investor relations. As expected, these expenses are not continuing at the same level during the six months ended June 30, 2006.

     Salaries and wages expense decreased by $83,028, or 16% during the six months ended June 30, 2006 to $442,201, as compared to $525,229 for the six months ended June 30, 2005. This decrease is the result of a reduction in our sales force, which in turn, resulted in lower salary, wages and payroll taxes.

     The overall decrease of $40,353 or 10% in our general and administrative expenses for the six months ended June 30, 2006 to $346,085 from $386,438 for the six months ended June 30, 2005 was mainly attributable to a $22,045 decrease in travel due to lack of funds for such travel, and a $14,164 decrease in insurance premiums paid in connection with, offset by a $13,872 increase in bad debt expense resulting from an expected settlement on a prior lawsuit judgment and a $12,421 increase in accounting fees in connection with our change in accounting firms during the first quarter of 2006, and the need to pay both accounting firms for a period of time, while we completed the change over.

Net Income (Loss)

     Our net loss increased $99,505 or 13% from $782,675 during the six months ended June 30, 2005 to $882,180 during the six months ended June 30, 2006, which increase was mainly due to the $676,623 or 48.4% decrease in net sales for the six months ended June 30, 2006, as compared to net sales for the six months ended June 30, 2005, as described above.

LIQUIDITY AND CAPITAL RESOURCES

     We had total assets as of June 30, 2006, of $2,496,373, consisting of total current assets of $659,730, total property and equipment, net of accumulated depreciation of $623,129, and total other assets of $1,213,514.

     We had total current assets of $659,730 as of June 30, 2006, which included cash of $8,490, accounts receivable, net of $91,822, production costs receivable, net of $56,313, inventories of $474,828, and prepaid expenses, current portion of $28,277.

     We had total other assets of $1,213,514 as of June 30, 2006, which included prepaid royalties of $675,971, production costs, net of $521,903, prepaid expenses, long-term portion of $7,840 and deposits of $7,800.

     We had total liabilities of $3,281,533 as of June 30, 2006, which included total current liabilities of $2,549,398 and total long-term liabilities of $785,160 as of June 30, 2006.

     Total current liabilities as of June 30, 2006, included accounts payable of $1,460,717, accrued liabilities, other of $378,883, demand notes payable, related party of $240,159, notes payable, related party, current portion of $182,112, notes payable, other, current potion of $149,961, and convertible promissory note of $137,566.

     Total long term liabilities as of June 30, 2006, consisted of $146,078 of notes payable, related parties, long term portion, and $639,082 of notes payable, other, long-term portion of $639,082.

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

     In July 2000, we received a $900,000 Small Business Administration loan with Comerica Bank participation. The interest rate per annum is 2% over prime, and the loan is scheduled to be paid over an 18 year period. The balance of this loan as of June 30, 2006 was approximately $674,043.

     From time to time we borrow funds from Mr. Lee Kasper, our Chief Executive Officer, President, director and significant shareholder. These loans accrue interest at the rate of 10% per annum and are due on demand. At June 30, 2006, we owed Mr. Kasper $240,159 from these borrowings.

     On August 1, 2005 we received from Mr. Kasper a loan in the amount of $350,000. The interest rate on the loan is 8% per annum, and the loan is scheduled to be repaid over a 36 month period, in monthly payments equal to approximately $10,967 per month. We used these funds to produce live music concerts. The balance of this loan as of June 30, 2006, was approximately $306,189.

     On July 27, 2005 we borrowed $100,000 from Noel Gimbel, an unrelated individual. The interest rate on the loan is 10% per annum and the loan is due in full on November 30, 2006. We used these funds to produce of live music concerts. The balance of this loan, including accrued and unpaid interest as of June 30, 2006 was $100,000, as all interest payments have been paid to date.

     In May 2006, we received from Mr. Kasper a loan in the amount of $22,400. In connection with the Loan, we agreed to pay Mr. Kasper 100% of the revenues paid to us in connection with the broadcasting of certain of our high definition concerts, until such time as the $20,400 loan has been repaid to Mr. Kasper. Additionally, Mr. Kasper will receive a fee of 10% of the loan, in connection with agreeing to loan the funds to us.

     In March 2006, Kickarock Productions, Inc. ("Kickarock") loaned us $15,000, pursuant to a Promissory Note, which note bears interest a the rate of 7% per annum, and was due on June 8, 2006, which amount has not been paid to date.

Sources And Uses Of Cash

     Summarized in the table below is information derived from our statements of cash flow comparing the six months ended June 30, 2006 with the six months ended June 30, 2005:

                                          Six Months Ended
                                  June 30, 2006    June 30, 2005
Net Cash Provided (Used) By
Operating Activities             $      131,231   $      371,959
Investing Activities                          -         ( 48,514)
Financing Activities                   (127,358)       ( 300,921)
                                 ---------------  ---------------

Net Increase (Decrease) in Cash  $        3,873   $       22,524
                                 ===============  ===============

Operating Activities

     During the six months ended June 30, 2006, our net loss was $882,180. This included non-cash items of depreciation in the amount of $33,349, amortization in the amount of $114,323, a provision for doubtful accounts of $13,863, a write off of accrued salaries of $379,290, and payment of consulting fees and expenses with common stock in the amount of $43,820. Cash was provided from operations by the decrease of accounts receivable of $104,853, the decrease in production costs receivable of $56,313, the decrease of inventories of $11,258, the decrease of prepaid royalties of $157,450, the decrease of prepaid expenses of $15,844, and an increase accounts payable of $150,589. We used the cash provided from operations to fund a decrease in accrued liabilities of ($148,169), and a decrease in accrued interest of ($35,969).

Investing Activities

     During the six months ended June 30, 2005 there were acquisitions of property and equipment in the amount of $48,514. There were no cash flows from investing activities or acquisitions of property and equipment during the six months ended June 30, 2006.

Financing Activities

     Financing activities for the six months ended June 30, 2006 used net cash of $127,358. We repaid a bank overdraft in the amount of $62,969 and made principal payments on our loan payable-related parties, notes payable-other, and notes payable-related party in the amounts of $36,313, $11,880, and $66,668, respectively. We received $13,472, $22,000 and $15,000 in proceeds from our demand notes payable, notes payable to related parties, and notes payable to an unrelated party, respectively.

Commitments For Capital Expenditures

     At  June  30,  2006,  we  had  no  commitments  for  capital  expenditures.

Going Concern

     The financial statements included in this report are presented on the basis that the Company is a "going concern." Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. Our auditors have indicated that the following factors raise substantial doubt as to our ability to continue as a going concern:

     -    we  have  an  accumulated  a  deficit  of  $6,645,286 since inception;

     -    we  have  a  working  capital  deficit  of  $1,889,668;  and

     - we have begun producing music concerts which require a substantial investment of cash but have not, to date, generated substantial revenues for us.

     We  believe  that  the following will help to eliminate this qualification:

     -    we have eliminated public relations expenses for the immediate future;

     - we released our first live music concert DVD in November of 2004 and two additional live music concert DVD's in the second and third quarter of 2005. We anticipate these products, along with live music concert DVD's released in 2006 will increase the revenue stream from this portion of our business, of which there can be no assurance; and

     - we intend to continue negotiating with major artists for the exclusive rights to produce and distribute their live music concerts worldwide.

Past Due Accounts Payable

     Approximately $740,000 of accounts payable are over 90 days old and could hamper our acquisition of inventory in future periods.

Off-Balance Sheet Arrangements

     There are no guarantees, commitments, lease and debt agreements or other agreements that could trigger an adverse change in our credit rating, earnings, cash flows or stock price, including requirements to perform under standby agreements.

   RISK FACTORS AFFECTING BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION

WE REQUIRE SUBSTANTIAL ADDITIONAL CAPITAL, WHICH WE DO NOT CURRENTLY HAVE COMMITMENTS FOR, TO PAY OUR CURRENT LIABILITIES AND CONTINUE OUR OPERATIONS FOR THE NEXT TWELVE MONTHS.

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

     As of June 30, 2006 we had available $8,490 of cash on hand and had a $1,889,668 working capital deficit. Cash generated by our current operations is not sufficient to continue our business for the next twelve months, and we currently anticipate being able to sustain our operations for only the next 90 days with such cash on hand. We will need additional financing of approximately $720,000 during the next 12 months to produce music videos and to pay our costs and expenses, if they stay at current levels. To the extent it becomes necessary to raise additional cash in the future, we will seek to raise it through the public or private sale of debt or equity securities, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing. We may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities. We currently do not have any binding commitments for, or readily available sources of, additional financing. We cannot provide any assurances that we will be able to secure the additional cash or working capital we may require to continue our operations.

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

WE MAY BE UNABLE TO CONTINUE OUR OPERATIONS IF WE DO NOT OBTAIN FINANCING.

     Our independent auditor has noted in its report concerning our financial statements as of December 31, 2005 that we have incurred significant operating losses and that we have negative working capital. If we are not able to obtain financing, we may be unable to continue our operations.

THE HOME ENTERTAINMENT INDUSTRY IS INTENSELY COMPETITIVE. WE CANNOT GUARANTEE THAT WE CAN COMPETE SUCCESSFULLY WITHIN OUR INDUSTRY.

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

     With the exception to a minor dispute settled amicably this period, we are not aware that the use or licensing of any of our products infringe the proprietary rights of third parties, and we are not currently engaged in any material intellectual property litigation or proceedings. Nonetheless, we cannot assure you that we will not become the subject of infringement claims or legal proceedings by third parties with respect to our current or future products. Moreover, an adverse outcome in litigation or similar adversarial proceedings could subject us to significant liabilities to third parties, require the expenditure of significant resources to develop non-infringing products, require disputed rights to be licensed from others or require us to cease the marketing or use of certain products, any of which could have a material adverse effect on our business and operating results.

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

WE RELY UPON KEY PERSONNEL AND IF THEY LEAVE US, OUR BUSINESS PLAN AND RESULTS OF OPERATIONS COULD BE ADVERSELY AFFECTED.

     We rely heavily on our executive officers and other key personnel, particularly our founder, Mr. Kasper, and our Vice President, Mr. Joseph Giarmo, for our success. Their experience and input create the foundation for our business and they are responsible for the directorship and control over our business activities. We do not currently have an employment agreement or "key man" insurance policy on Mr. Kasper or Mr. Giarmo. Moving forward, should we lose the services of either Mr. Kasper or Mr. Giarmo, for any reason, we will incur costs associated with recruiting replacements and delays in our operations. If we are unable to replace either individual with another suitably trained individual or individuals, we may be forced to scale back or curtail our business plan and business activities. As a result of this, your investment in us could become devalued or worthless.


IF WE ARE LATE IN FILING OUR QUARTERLY OR ANNUAL REPORTS WITH THE SEC, WE MAY BE DE-LISTED FROM THE OVER-THE-COUNTER BULLETIN BOARD.

     Pursuant to new Over-The-Counter Bulletin Board ("OTCBB") rules relating to the timely filing of periodic reports with the SEC, any OTCBB issuer which fails to file a periodic report (Form 10-QSB's or 10-KSB's) by the due date of such report (not withstanding any extension granted to the issuer by the filing of a Form 12b-25), three (3) times during any twenty-four (24) month period is automatically de-listed from the OTCBB. Such removed issuer would not be re-eligible to be listed on the OTCBB for a period of one-year, during which time any subsequent late filing would reset the one-year period of de-listing. If we are late in our filings three times in any twenty-four (24) month period and are de-listed from the OTCBB, our securities may become worthless and we may be forced to curtail or abandon our business plan.

THE MARKET FOR OUR COMMON STOCK IS HIGHLY ILLIQUID AND VOLATILE.

     The market for our common stock is highly illiquid and volatile, and anticipate that such market will be continue to be subject to wide fluctuations in response to several factors, including, but not limited to:

     (1)  actual  or  anticipated  variations  in  our  results  of  operations;
     (2)  our  ability  or  inability  to  generate  new  revenues;
     (3)  the  number  of  shares  in  our  public  float;
     (4)  increased  competition;  and
     (5) conditions and trends in the market for DVDs, television broadcasting and live concerts.

     Furthermore, because our common stock is traded on the NASD OTCBB, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock. Additionally, at present, we have a limited number of shares in our public float, and as a result, there could be extreme fluctuations in the price of our common stock. Further, due to the limited volume of our shares which trade and our limited public float, we believe that our stock prices (bid, asked and closing prices) are entirely arbitrary, are not related to the actual value of the Company, and do not reflect the actual value of our common stock (and in fact reflect a value that is much higher than the actual value of our common stock). Shareholders and potential investors in our common stock should exercise caution before making an investment in the Company, and should not rely on the publicly quoted or traded stock prices in determining our common stock value, but should instead determine value of our common stock based on the information contained in the Company's public reports, industry information, and those business valuation methods commonly used to value private companies.

INVESTORS MAY FACE SIGNIFICANT RESTRICTIONS ON THE RESALE OF OUR COMMON STOCK DUE TO FEDERAL REGULATIONS OF PENNY STOCKS.

     Our common stock will be subject to the requirements of Rule 15(g)9, promulgated under the Securities Exchange Act as long as the price of our common stock is below $4.00 per share. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990, also requires additional disclosure in connection with any trades involving a stock defined as a penny stock. Generally, the Commission defines a penny stock as any equity security not traded on an exchange or quoted on NASDAQ that has a market price of less than $4.00 per share. The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it. Such requirements could severely limit the market liquidity of the securities and the ability of purchasers to sell their securities in the secondary market.

ITEM 3.  CONTROLS AND PROCEDURES

     Management, including our President and Chief Executive Officer (who is also our Chief Financial Officer), carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The evaluation was undertaken in consultation with our accounting personnel. Based on that evaluation, the President and Chief Executive Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as specified in the Securities and Exchange Commission's rules and forms.

     There were no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

     In May 2006, Future Media Productions, Inc., a California corporation ("Future Media"), which is currently in Chapter 11 Bankruptcy, filed a complaint against The Company in the United States Bankruptcy Court in the Central District of California. The complaint alleged that The Company owes Future Media $18,000 in unpaid invoices in connection with the manufacture by Future Media of certain DVD's for The Company. The complaint also asked for interest on the overdue amount and costs and attorneys fees for Future Media. The Company did not file an answer to the complaint and Future Media filed an entry for a Default Judgment against The Company in July 2006 and has requested a hearing date with the court to file a Motion for Default Judgment. The hearing was originally scheduled for July 2006, but has since been continued to November 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     We  did  not  issue  any securities during the quarter ended June 30, 2006.

     Subsequent to the quarter ended June 30, 2006, on July 7, 2006, our Board of Directors, pursuant to a consent to action without meeting of the Board of Directors, voted to amend the award of previous stock options to our officers, directors and employees as follows:

                                                    Original  Amended
                                     Original Date  Exercise  Exercise
Name                      Shares        Issued       Price     Price
Yegia Aramyan            100,000 (1)    5/30/2003   $ 0.16     $0.01
Joseph Gairmo            300,000 (1)    5/30/2003   $ 0.16     $0.01
Jay Hergott               25,000 (1)    5/30/2003   $ 0.16     $0.01
Lee Kasper               700,000 (1)    5/30/2003   $ 0.16     $0.01
Yegia Aramyan            100,000 (1)    10/7/2003   $ 0.50     $0.01
Joseph Giarmo             50,000 (1)    10/7/2003   $ 0.50     $0.01
Joseph Giarmo            100,000 (1)     1/9/2004   $ 0.60     $0.01
Lee Kasper               500,000 (1)     1/9/2004   $ 0.60     $0.01


Yegia Eli Aramyan        100,000        6/18/2004   $ 0.40     $0.01
Joseph Giarmo            200,000        6/18/2004   $ 0.40     $0.01
Lee Kasper               500,000        6/18/2004   $ 0.40     $0.01
Lee Kasper             2,000,000        6/18/2004   $ 0.40     $0.01
Joseph Giarmo          1,000,000         9/1/2004   $ 0.26     $0.01
Jay Hergott               40,000 (1)     9/1/2004   $ 0.26     $0.01
Yegia Aramyan             50,000 (1)    12/6/2004   $ 0.27     $0.01
Jay Hergott               30,000 (1)    12/6/2004   $ 0.27     $0.01
Yegia Eli Aramyan        300,000 (1)     9/1/2005   $ 0.11     $0.01
Lee Kasper             6,000,000         9/1/2005   $ 0.11     $0.01
Yegia Eli Aramyan        300,000 (1)   12/20/2005   $ 0.06     $0.01
Joseph Giarmo            300,000 (1)   12/20/2005   $ 0.06     $0.01

(1) Originally granted pursuant to our 2001 Equity Incentive Plan.

We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933 (the "Act") since the foregoing issuances did not involve a public offering, the recipients took the securities for investment and not resale and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing and no underwriting discount or commission was paid by us.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5 OTHER INFORMATION

     None.

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

(a)

EXHIBITS:

3.1(1)     Certificate of Incorporation, as amended
3.2(1)     By-laws, as amended
10.1(2) Consulting Agreement dated April 14, 2006 between the Company and Digital Acquisitions Company LLC
31* Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32* Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herein

(1) Incorporated by reference from the Company's Registration Statement on Form SB-2 filed on May 17, 2002, as amended.

(2) Filed as an Exhibit to our 10-QSB filed with the Commission on May 22, 2006, and incorporated herein by reference.

(b)

REPORTS ON FORM 8-K:

We filed no Reports on Form 8-K during the period covered by this report.

We filed one Report on Form 8-K subsequent to the period covered by this report:

     o On August 1, 2006, we filed a Report on Form 8-K to report that on May 29, 2006, we received a letter from Digital Acquisitions
          Company  LLC  terminating  our  April  25,  2006 Consulting Agreement.


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 21, 2006
                                  NUTECH DIGITAL, INC.


                                 By:/s/ Lee Kasper
                                    ------------------------
                                    President, Chief Financial Officer and
                                    Duly Authorized Officer
                                    (Principal accounting and financial officer)