Form 10QSB
period 2006-09-30
NUTECH DIGITAL INC
filed 2006-11-22
CIK 1144347

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number: 000-50021

                              NuTECH DIGITAL, INC.
                       -----------------------------------
             (Exact name of registrant as specified in its charter)

                California                         95-4642831
          -------------------                 ---------------------
     (State or other jurisdiction of     (I.R.S. Employer Incorporation or
             organization)                     Identification No.)

                 7900 Gloria Avenue Van Nuys, California  91406
            --------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (818) 994-3831
                              --------------------
               (Registrant's telephone number including area code)

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The registrant had 30,572,494 shares of common stock, no par value, issued and outstanding as of November 16, 2006.

     Transitional Small Business Disclosure Format (Check one): YES [ ] NO [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              NUTECH DIGITAL, INC.
                             CONDENSED BALANCE SHEET
                               SEPTEMBER 30, 2006
                                    UNAUDITED
--------------------------------------------------------------------------------

CURRENT ASSETS
  Cash in bank                                              $        3,051
  Prepaid expenses, current portion                                 16,670
    TOTAL CURRENT ASSETS                                            19,721
                                                            --------------
PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION             57,241
                                                            --------------
OTHER ASSETS
  Prepaid expenses, long-term portion                                7,187
    TOTAL OTHER ASSETS                                               7,187
    TOTAL ASSETS                                            $       84,149
                                                            --------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Bank overdraft                                            $       20,390
  Accounts payable ($810,440 over 90 days)                       1,515,854
  Accrued liabilities, other                                       374,185
  Demand notes payable, related party                              215,084
  Notes payable, related party, current portion                    299,157
  Notes payable, other, current portion                            172,481
  Convertible promissory note                                      137,566
     TOTAL CURRENT LIABILITIES                                   2,734,717
                                                            --------------
LONG-TERM LIABILITIES
  Notes payable, other, long-term portion                          637,563
     TOTAL LONG-TERM LIABILITIES                                   637,563
                                                            --------------
STOCKHOLDERS' EQUITY
  Preferred stock
     Authorized - 50,000,000 shares
     Issued and outstanding -0- shares                                   -
  Common stock
     Authorized 100,000,000 shares, no par value
     Issued and outstanding - 30,572,494 shares                  6,063,539
  Unamortized stock issued for services                            (58,288)
  Accumulated (deficit)                                         (9,293,382)
    TOTAL STOCKHOLDERS' EQUITY                                  (3,288,131)
                                                            --------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $       84,149
                                                            --------------

   The accompanying notes are an integral part of these financial statements.

                              NUTECH DIGITAL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   UNAUDITED

----------------------------------------------------------------------------------------------------------------

                                                          THREE MONTHS ENDED              NINE MONTHS ENDED
                                                              SEPTEMBER 30,                 SEPTEMBER 30,
                                                       ---------------------------  ----------------------------
                                                           2006           2005          2006           2005
                                                       -------------  ------------  -------------  -------------
SALES, NET                                             $      38,207  $  1,240,406  $     760,378  $   2,639,200
OPERATING EXPENSES
  COST OF SALES                                                1,651       572,192        449,339      1,262,346
  SELLING EXPENSES                                             7,181        16,803         56,229         89,144
  ROYALTY EXPENSES                                            (1,808)      343,960        163,610        524,269
  CONSULTING FEES                                             29,841        97,782         46,920        258,377
  SALARIES AND WAGES                                         299,584       235,172        741,785        760,401
  LEGAL EXPENSES                                              18,344        64,666        124,189        175,044
  GENERAL AND
     ADMINISTRATIVE EXPENSES                                  95,679       198,025        441,764        584,463
                                                       -------------  ------------  -------------   ------------
  TOTAL OPERATING EXPENSES                                   450,472     1,528,600      2,023,836      3,654,044
                                                       -------------  ------------  -------------   ------------
OPERATING (LOSS)                                            (412,265)     (288,194)    (1,263,458)    (1,014,844)
                                                       -------------  ------------  -------------   ------------
OTHER INCOME (EXPENSE)
  Interest expense                                           (44,068)      (41,784)      (102,506)       (97,009)
  Loss on impairment of assets                            (2,196,814)            -     (2,196,814)             -
  Recovery of bad debts                                       41,488             -         41,488              -
  Recovery of prior year security deposit.                    50,000             -         50,000              -
  Loss on sale of fixed assets                               (90,437)            -        (90,437)             -
  Rental income                                                4,000             -         31,451              -

  TOTAL OTHER INCOME
     (EXPENSE)                                            (2,235,831)      (41,784)    (2,266,818)       (97,009)
                                                       -------------  ------------  -------------   ------------

(LOSS) BEFORE CORPORATION
INCOME TAXES                                              (2,648,096)     (329,978)    (3,530,276)    (1,111,853)
                                                       -------------  ------------  -------------  -------------

CORPORATION INCOME TAXES                                           -             -              -            800
  NET (LOSS)                                           $  (2,648,096) $   (329,978) $  (3,530,276) $  (1,112,653)
                                                       -------------  ------------  -------------  -------------
NET (LOSS) PER COMMON SHARE
  BASIC AND DILUTED                                    $       (0.09) $      (0.01) $       (0.13) $       (0.05)
                                                       =============  ============  =============  =============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING

      BASIC AND DILUTED                                   28,507,277    22,623,157     26,501,065     22,314,652
                                                       =============  ============  =============  =============

   The accompanying notes are an integral part of these financial statements.

                              NUTECH DIGITAL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   UNAUDITED


                                                                                      2006           2005
                                                                                  -------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                                                        $  (3,530,276) $  (1,112,653)
Adjustments to reconcile net income to net cash (used) by operating activities:
  Depreciation                                                                           46,659         63,936
  Amortization                         .                                                114,976        193,991
  Provision for doubtful accounts                                                        13,863          4,811
  Provision for returns                                                                       -         48,926
  Provision for royalty losses                                                                -         10,000
  Loss on disposal of fixed assets                                                       90,437              -
  Loss on impairment of assets                                                        2,196,814              -
  Issuance of common stock for services,
  consulting fees and other expenses                                                     46,036         90,550
  Salaries paid with stock options                                                      126,950              -
  Non-cash rent expense                                                                   3,000              -
  Amortization of options issued to employees                                            65,984              -
  Issuance of warrants for services and consulting fees                                       -         11,700
Changes in operating assets and liabilities:
  Accounts receivable                                                                   395,334       (635,953)
  Production costs receivable                                                            50,626              -
  Inventories                                                                            18,967        391,263
  Production costs                                                                      323,875        (68,727)
  Prepaid royalties                                                                      85,420       (181,865)
  Prepaid expenses                                                                       28,054        176,858
  Deposits                                                                                7,800              -
  Accounts payable                                                                      205,726        343,025
  Accrued liabilities                                                                  (188,836)       490,475
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                        101,409       (131,213)
                                                                                  -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                                                         -        (53,577)
  Disposal of property and equipment                                                     37,100              -
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                         37,100        (53,577)
                                                                                  -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Bank overdraft                                                                        (42,579)       (34,225)
  Proceeds from demand loan payable, related parties                                     19,073         90,000
  Proceeds from notes payable, related parties                                           22,000        350,000
  Proceeds from notes payable, other                                                     37,175        100,000
  Repayment of demand loan payable, related parties                                     (66,989)       (53,745)
  Repayment of notes payable, other                                                     (13,054)       (13,456)
  Repayment of notes payable, related parties                                           (95,701)      (242,315)
  Payments on capital leases payable                                                          -        (11,469)
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                       (140,075)       184,790
                                                                                  -------------  -------------
NET INCREASE (DECREASE) IN CASH                                                          (1,566)             -
                                                                                  -------------  -------------
CASH BALANCE, AT BEGINNING OF PERIOD                                                      4,617              -
CASH BALANCE, AT END OF PERIOD                                                    $       3,051  $           -
                                                                                  -------------  -------------

   The accompanying notes are an integral part of these financial statements.

                              NUTECH DIGITAL, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   UNAUDITED


                                                                                 2006       2005
                                                                              ----------  --------
SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID DURING THE PERIOD FOR:
  Interest                                                                    $   81,890  $ 39,771
  Taxes                                                                       $        -  $      -
                                                                              ==========  ========

NON-CASH INVESTING AND FINANCING ACTIVITIES
  Issuance of common stock for prepaid expenses, services, consulting fees and
  other expenses                                                              $   46,036  $103,500
  Non-cash rent expense                                                       $    3,000  $      -
                                                                              ==========  ========
  Amortization of options issued to employees                                 $   65,984  $      -
                                                                              ==========  ========
  Issuance of warrants for services and consulting fees                       $        -  $ 11,700
                                                                              ==========  ========
  Allocation of offering costs to common stock                                $        -  $  2,327
                                                                              ==========  ========
  Loss on impairment of assets                                                $2,196,814  $      -
                                                                              ==========  ========
  Salaries paid with stock options                                            $  126,950  $      -
                                                                              ==========  ========

   The accompanying notes are an integral part of these financial statements.

                              NUTECH DIGITAL, INC.
                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                    UNAUDITED


NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          GENERAL

          The interim financial statements of NuTech Digital, Inc. are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited financial statements for the interim period presented. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. Accordingly, your attention is directed to footnote disclosures found in December 31, 2005 Annual Report and particularly to Note 1, which includes a summary of significant accounting policies.

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

          These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The following factors raise substantial doubt as to the Company's ability to continue as a going concern:

                    A. The Company has accumulated a deficit of $9,293,382 since inception.

                    B. The Company has a working capital deficit of $2,714,996.

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

                    C. Obtain investors to fund the working capital needs of the company.

                    D.   Reduce  operating  expenses.

         STOCK BASED COMPENSATION

          Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based
          Payment: An Amendment of FASB Statements No. 123 and 95" using the modified prospective method. Under this method, compensation cost is recognized on or after the effective date for the portion of outstanding awards, for which the requisite service has not yet been rendered, based on the grant date fair value of those awards. Prior to January 1, 2006, the Company accounted for employee stock options using the intrinsic value method in accordance with Accounting Principles Board ("APB") Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," and adopted the disclosure only alternative of SFAS No. 123. For stock-based awards issued on or after January 1, 2006, the Company recognizes the compensation cost on a straight-line basis over the requisite service period for the entire award. Measurement and attribution of compensation cost for awards that are unvested as of the effective date of SFAS No. 123(R) are based on the same estimate of the grant-date or modification-date fair value and the same attribution method used previously under SFAS No.
          12. During the nine months ended September 30, 2006, the Company issued 12,695,000 options to purchase the Company's common stock. For the nine months ended September 30, 2006, the Company recorded an expense of $126,950 relating to the estimated fair value of the stock options using the Black-Scholes option-pricing model.

          The Black-Scholes option-pricing model was developed for use in estimating the fair value of trade options, which have no vesting restrictions and are fully transferable. In addition, option value models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options and warrants have characteristics different from those options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of such stock options.


          RECLASSIFICATIONS

          Certain 2005 amounts have been reclassified to conform to 2006 presentations.

NOTE 2    COMMON STOCK

          During the nine months ended September 30, 2006, the Company issued the following shares of common stock:

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

          On August 8, 2006, 5,000,000 shares of common stock, with an aggregate fair value of $82,500 were issued to five consultants for a six month consulting agreement that expires on February 8, 2007. Of this amount, $24,212 was expensed and $58,288 was recorded on the balance sheet as unamortized stock issued for services as of September 30, 2006.

          In addition, the Company recorded the fair value of options issued for compensation in the amount of $65,984.

          On July 7, 2006, the Company issued 12,695,000 options to employees of the Company. The Company expensed the options based on the grant date fair value of those awards. The options were valued at $126,950.


NOTE 3     NOTES PAYABLE, RELATED PARTY

          Mr. Lee Kasper, President of the Company received $350,000 from Skura Intercontinental Trading Company, and loaned the proceeds to the Company. Per the terms of the loan, the Company is required to make monthly payments of principal and interest (computed at 8% per annum). As of September 30, 2006, the Company has a $288,337 balance, and they are six months delinquent with making such payments.

NOTE 4     SECURITIES AND EXCHANGE COMMISSION COMMENT LETTER

          The Company received a comment letter from the Securities and Exchange Commission regarding their form 10-KSB for the year ended December 31, 2004 and form 10-QSB for the period ended March 31, 2005. The comment letter has not been responded to due to the Company's lack of funds.

NOTE 5    LOSS ON IMPAIRMENT OF ASSETS

          In prior periods, the Company was amortizing completed masters, royalty advances and prepaid production costs. Due to the difficulty in projecting sales and due to the large amount of sales returns, management has determined that the following assets should be written off as impaired as the future cash flows from the assets are not determinable:

                       Completed Masters           $     425,040
                       Royalty Advances                  695,625
                       Prepaid Production costs          557,875
                       Inventory                         467,119
                                                   -------------
                                                   $   2,145,659

          In addition, we can not make reliable estimates as to our sales returns and our returns have been very substantial and material when compared to our amounts billed for sales. Management has elected to write-off all accounts receivable as impaired. It will also record revenues on a cash basis effective October 1, 2006.

                       Accounts  Receivable               51,155
                                                    ------------
                                                    $  2,196,814
                                                    ============

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

These interim financial statements are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited financial statements for the interim periods presented. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. Accordingly, your attention is directed to footnote disclosures found in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, and particularly to Note 1, which includes a summary of significant accounting policies.

                              OVERVIEW OF BUSINESS

We are engaged in the business of licensing and selling and distributing general entertainment products, most of which are made available through digital versatile discs, commonly known as DVDs. Our products include popular music concerts, Japanese anime, late night programming and general entertainment action adventure films. We hold and sell a film library of over 600 titles. Moving forward, we plan to continue to aggressively sell DVDs from our film library, while also working to expand our library of high definition music concerts and, whenever possible, to obtain broadcast rights to these concerts.

All of our DVD products are sold through retail stores, the Internet, and wholesale distributors. We also license the broadcast rights to the music concerts we produce and film.

In January 2005 we implemented a digital rights management technology ("DRM") affording us the ability to offer our products on demand over the Internet. Our digital rights management technology allows our products to be accessed via secure downloads to a personal computer. We build around the importance of DRM and the live music concerts produced in Hi-Definition. Currently, this technology is applied to third parties with our license content through licensing and affiliate websites or unaffiliated partnering websites. Once we encrypt the content title, it cannot be viewed without a playback license, which triggers the revenues, thus enabling NuTech to share its library with a less technically oriented website organization. We are continuing to develop our software to integrate with any website on the internet. We have been focusing on the biggest names in the technology field to partner with for our content. We believe that this is the only on ramp to the future delivering methods of high definition on demand video and music concerts.

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

The production and filming of popular music concerts is extremely cash intensive. Production costs, such as fees or costs for the artist, venue, musicians, sound and cameramen, make-up, wardrobe, insurance and releases, are paid either prior to or immediately following the performance. To date, we have paid these costs or, in some instances, we have partnered with unrelated third parties who assist us with the payment of these costs in exchange for a share of the royalties. After the performance, we must spend additional funds to have the master prepared and ultimately approved by the artist, which may take several months. For example, while we filmed our first concert in April 2004, the release of our first concert DVD did not occur until November 2004. Depending on our agreement with the artist, we may obtain all the rights to the production, in which case we can exploit it in any medium, or we may obtain only restricted rights, such as the right to broadcast the concert only outside the United States. Generally, our agreements require us to split the royalty from sales of the concert DVD and, if we received them, broadcast rights, with the artist after we recoup our production expenses, although the terms of these agreements vary. There is no guarantee that any concert we film will result in a DVD that will sell enough copies to make filming the concert profitable. During the nine months ended September 30, 2006, revenues from our music concert sales totaled $323,850. Although we expect revenues from this source to increase as we release more concert DVDs, we cannot be certain that this will happen. During the nine months ended September 30, 2006, we also sold licensing rights to certain music concerts in the amount of $167,855. In accordance with SOP 00-2 we recognized the revenue at the date of the various agreements. This revenue is not recurring and we cannot be certain this level will increase in the future.

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

In July 2006, we entered into a Video Licensing Agreement (the "Licensing Agreement") with MusicGiants, Inc. ("MusicGiants"), pursuant to which we agreed to provide certain video content to MusicGiants for downloading through MusicGiant's Internet website. Pursuant to the Licensing Agreement, MusicGiants was appointed as a non-exclusive reseller of the video content. We reserved the right to terminate MusicGiants' use of any of the video content by providing MusicGiants two days prior written notice. The Licensing Agreement provided for MusicGiants to pay us $1.49 for each individual track and $9.99 for each complete DVD downloaded from MusicGiant's website (www.MusicGiants.com), which we have licensed to MusicGiant, payable to us within ten days of each calendar month in arrears. The term of the Licensing Agreement is three (3) years, and shall automatically renew for additional years unless previously terminated by either party. The Licensing Agreement can be terminated by either party if any provision of the Licensing Agreement is breached and not cured after thirty (30) days written notice, and/or by us if MusicGiants fails to pay us any monthly payment after 10 days written notice of such failure.

In August 2006, we entered into five (5) separate consulting agreements with five (5) consultants to provide us consulting services in connection with potential strategic alliances, business development activities, business expansion, marketing opportunities, and partnering opportunities, which services the consultants agreed would not be in connection with fund raising activities, and issued those consultants an aggregate of 5,000,000 shares of our Form S-8 registered common stock.

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

Revenue Recognition after October 1, 2006. Due to the high rate of sales returns, we will record our income on the cash basis due to the fact that we can not make reliable estimates as to our sales returns and our returns have been very substantial and material when compared to our amounts billed for sales

Inventory, Completed Masters, Production Costs. Effective July 1, 2006, the Company expenses all inventory, completed masters and production costs due to the fact that reliable estimates of revenue and projected cash flow can not be determined.

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

Stock based Compensation. As permitted by FAS 123, as amended, the company accounts for stock options issued to employees using the intrinsic value method as prescribed by APB 25. Under this method no expense is recognized for options issued with an exercise price equal to or greater than the market price of the stock on the date of grant. Expense for options or warrants issued to non-employees is recorded in the financial statements at estimated fair value.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006, COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2005

     Comparison of Three Month Operations. Summarized in the table below is statement of operations data comparing the three months ended September 30, 2006 with the three months ended September 30, 2005:

                                                     Three Months Ended               Increase/(Decrease)
                                          September 30, 2006     September 30, 2005
Sales
  General Products and Licensing          $         (18,935)     $          517,871    $         (536,806)
  Live Concert Products and                          57,142                 722,535              (665,393)
 Licensing                                -----------------      ------------------    ------------------
   Total Sales                                       38,207               1,240,406            (1,202,199)
Operating Expenses                                  450,472               1,528,600            (1,205,078)
                                          -----------------      ------------------    ------------------
Operating (Loss)                                   (285,315)               (288,194)               (2,879)
Interest Expense                                    (44,068)                (41,784)                2,284
Loss on Impairment of Assets                     (2,196,814)                                    2,193,814
Recovery of Bad Debts                                41,488                       -                41,488
Recovery of Prior Year Security Deposit              50,000                       -                50,000
Loss on Sale of Fixed Assets                        (90,437)                      -               (90,437)
Rental Income                                         4,000                       -                 4,000
                                          -----------------      ------------------    ------------------
(Loss) before Corporation
     Income Taxes                               ( 2,648,096)              ( 329,978)            2,191,168
Corporation Income Tax                                    -                       -                     -
                                          -----------------      ------------------    ------------------
Net (Loss)                                      ($2,648,096)              ($329,978)          ($2,191,168)
                                          ==================     ==================    ==================
Net (Loss) Per Share
     Basic and Diluted                               ($0.09)                 ($0.01)               ($0.08)
                                          =================      ==================    ==================

Sales

Our sales for the three months ended September 30, 2006 were $38,207, as compared to sales of $1,240,406 for the three months ended September 30, 2005, a $1,202,199 or 97% decrease from the prior period. This decrease in sales for the three months ended September 30, 2006, compared to the three months ended September 30, 2005, is primarily attributable to the reduction in demand for the products that we sell and which decrease was also caused by our movement away from solely being a reseller of films and DVD's to actually producing concert DVDs and productions subsequent to the period ended September 30, 2005, and the resulting decrease in general product sales of $536,806, from a gain on general product and licensing sales of $517,871 for the three months ended September 30, 2005, to a loss on general product and licensing sales of $18,935 for the three months ended September 30, 2006. Our live concert sales also decreased $665,393 from $722,535 for the three months ended September 30, 2006, to $57,142 for the three months ended September 30, 2005, due to decreased demand for such concerts, which are generally more popular earlier in their product life and continue to decline in popularity as they age.

Cost  of  Sales

Our cost of sales decreased $570,541, or 99.7% from the three months ended September 30, 2006, compared to the three months ended September 30, 2005, to $1,651 for the three months ended September 30, 2006, as compared to $572,191 for the three months ended September 30, 2005. This decrease is mainly directly attributable to our decrease in sales for the same period, but was also affected by an increase in amortization of reimbursable production costs due to the decrease in sales described above, as well as a significant volume of returns for the three months ended September 30, 2006.

Loss  on  Impairment  of  Assets.

In prior periods, the Company was amortizing completed masters, royalty advances and prepaid production costs; however, due to the difficulty in projecting sales and due to the large volume of sales returns, management has determined that the following assets should be written off as impaired as the future cash flows from the assets are not determinable, and such assets have therefore been included in the statement of operations for the three months ended September 30, 2006 as a $2,196,814 loss on impairment of assets:

     Completed Masters                        $     425,040
     Royalty Advances                               695,625
     Prepaid Production costs                       557,875
     Inventory                                      467,119
                                                    -------
                                              $   2,145,659

In addition, as we can not make reliable estimates as to our sales returns and our returns have been substantial and material when compared to our amounts billed for sales, management has elected to write-off all accounts receivable as impaired.

     Accounts  Receivable                          51,155
                                             ------------
                                             $  2,196,814
                                             ============

Loss on Sale of Fixed Assets

During the three months ended September 30, 2006, we sold various fixed assets due to the relocation of our office, and experienced a loss on such sales of $90,437, compared to no loss on the sale of fixed assets for the nine months ended September 30, 2005.

Royalty, Selling, Consulting, Salaries and Wages, Legal, and General and Administrative Expenses

Summarized in the table below are royalty, selling, consulting, salaries and wages, legal, and general and administrative expenses comparing the three months ended September 30, 2006 with the three months ended September 30, 2005:

                                                 Three Months Ended               Increase/(Decrease)
                                       September 30,  2006    September 30, 2005
Royalty Expenses                       $           ( 1,808)    $       343,960     $     ( 345,768)
                                       -------------------     ---------------     ---------------

Cost of sales                          $             1,651     $       572,192     $     ( 570,541)
                                       ===================     ===============     ===============

Selling  Expenses
     Credit Card Fees                  $             1,417     $         7,109     $        (5,692)
     Salaries, Wages and Payroll Taxes               3,254               8,713              (5,459)
     Commission Expense                                  -                 470                (470)
     Other Selling Expenses                          2,510                 511               1,999
                                       -------------------     ---------------     ---------------

                                       $             7,181     $         16,803    $       ( 9,622)
                                       -------------------     ----------------    ---------------

 Consulting Expenses                   $            29,841     $         97,782    $       (67,941)
                                       -------------------     ----------------    ---------------

Salaries and Wages                     $           299,584     $        235,172    $      ( 62,538)
                                       -------------------     ----------------    ---------------

Legal Expenses                         $            18,344     $         64,666    $      ( 46,322)
                                       --------------------    ----------------    ---------------

General and Administrative Expenses
    Bad Debts                          $                (9)    $          1,611    $        (1,620)
    Loan Fee                                         3,829                    -              3,829
    Automobile Expenses                              2,383                5,927             (3,544)
    Travel Expenses                                     57                4,752             (4,695)
    Internet and Web Development                    11,045                  499             10,546
    Telephone and Utility Expense                    7,650               13,385             (5,735)
    Accounting Fees                                 11,892               22,726            (10,834)
    Promotion and Public Relations                       -                    -                  -
    Rent                                            13,866               30,180            (16,314)
    Insurance                                            -               30,354            (30,354)
    Amortization and Depreciation                   33,388               21,317             12,071
    Other General and Administrative
        Expenses                                    11,578               67,274            (55,696)
                                       -------------------     ----------------    ---------------
                                       $            95,679     $        198,025    $      (102,346)
                                       ===================     ================    ===============

The overall decrease of $102,346 or 52% in our total general and administrative expenses for the three months ended September 30, 2006 to $95,679 from $198,025 for the three months ended September 30, 2005 was attributable to an overall decrease in expenses relating to the decrease in revenue discussed above, as well as an adjustment to bad debts relating to an amount that was received and was previously thought to be uncollectible, the relocation of the main office to a space in the home of the Company's President, and the termination of various insurance policies subsequent to the three months ended September 30, 2005.

Our royalty expenses decreased by $345,768 to $1,808 for the three months ended September 30, 2006, compared to $343,960 of royalty income for the three months ended September 30, 2005. This decrease is directly related to the decrease in sales, as well as our large volume of returns during the three months ended September 30, 2006.

The consulting expenses incurred during the three months ended September 30, 2005 related to our retention of several consultants to assist us in developing a business plan, promoting our products, acquiring performers for musical concerts and maintaining investor relations. In addition, during the three months ended September 30, 2006, we issued common stock pursuant to certain consulting agreements, described herein, which offset some of our $67,941 decrease in consulting expenses from the prior period.

The increase in salaries and wages of $64,412, or 27% to $299,584 for the three months ended September 30, 2006, as compared to $235,172 for the three months ended September 30, 2005, was mainly the result of the options which were re-priced during the three months ended September 30, 2006, which are described in greater detail under Item 2. Unregistered Sales of Equity Securities, below.

Our legal expenses decreased by $46,322, or 71% to $18,344 for the three months ended September 30, 2006 as compared to $64,666 for the three months ended September 30, 2005 due to the fact that various lawsuits which we were a party to during the three months ended September 30, 2005 have been settled to date.

Net  Income  (Loss)

Our net loss increased $2,318,118 or 703% from $329,978 during the three months ended September 30, 2005 to $2,648,096 during the three months ended September 30, 2006, which increase in net loss was primarily due to the 97% decrease in revenues and their related expenses, including cost of sales, as well as the 27% increase in salaries and wages for the three months ended September 30, 2006, compared to the three months ended September 30, 2005, and the $2,196,814 loss on impairment of debt for the three months ended September 30, 2006, which was not represented in the three months ended September 30, 2005.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006, COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2005

Selected Statement Of Operations Data

Comparison of Nine Month Operations. Summarized in the table below is statement of operations data comparing the nine months ended September 30, 2006 with the nine months ended September 30, 2005:


                                               Nine Months Ended                Increase/(Decrease)
                                     September 30, 2006    September 30, 2005
Sales
   General Products and Licensing     $         436,528     $      1,726,098       $   (1,289,570)
   Live Concert Products and
      Licensing                                 323,850              913,102             (589,252)
                                       ----------------     ----------------       --------------
          Total Sales                           760,378            2,639,200           (1,878,822)
   Operating Expenses                         2,023,836            3,654,044           (1,757,158)
                                       ----------------     ----------------       --------------
   Operating (Loss)                          (1,263,458)          (1,014,844)            (121,664)
   Interest Expense                            (102,506)             (97,009)               5,497
   Loss on Impairment of Assets`             (2,196,814)                   -            2,196,814
   Recovery of Bad Debts                         41,488                    -               41,488
   Recovery of Prior Year Security Deposit       50,000                    -               50,000
   Loss on Sale of Fixed Assets                 (90,437)                   -               90,437
   Rental Income                                 31,451                    -               31,451
                                       ----------------    -----------------       --------------
   (Loss) before Corporation
      Income Taxes                           (3,530,276)          (1,111,853)          (2,291,473)
    Corporation Income Tax                            -                  800                 (800)
                                      -----------------    -----------------       --------------
   Net (Loss)                               ($3,530,276)         ($1,112,653)         ($2,290,673)
                                      =================    =================       ==============
   Net (Loss) Per Share
      Basic and Diluted                          ($0.13)              ($0.05)               $0.08
                                      =================    =================       ==============

Sales

Our sales for the nine months ended September 30, 2006 were $760,378, as compared to sales of $2,639,200 for the nine months ended September 30, 2005, a 71% decrease from the prior period. This decrease for the nine months ended September 30, 2006 is primarily attributable to the reduction in demand for the products that we sell, as well as the $1,289,570 decrease in general product sales due to our movement away from solely being a reseller of films and DVD's to actually producing concert DVDs and productions subsequent to the period ended September 30, 2005. Our live concert sales also decreased $589,252 from $913,102 for the nine months ended September 30, 2006, to $323,850 for the nine months ended September 30, 2005, due to decreased demand for such concerts, which are generally more popular earlier in their product life and continue to decline in popularity as they age.

Cost  of  Sales

Our cost of sales decreased $813,007, or 64% from cost of sales of $449,339 for the nine months ended September 30, 2006 to $1,262,346 for the nine months ended September 30, 2005. This decrease is was directly attributable to our decrease in sales for the nine months ended September 30, 2006, compared to the prior period.

Loss  on  Impairment  of  Assets.

In prior periods, the Company was amortizing completed masters, royalty advances and prepaid production costs. Due to the difficulty in projecting sales and due to the large amount of sales returns, management has determined that the following assets should be written off as impaired as the future cash flows from the assets are not determinable, and such assets have therefore been included in the statement of operations for the nine months ended September 30, 2006 as a $2,196,814 loss on impairment of assets:

     Completed Masters               $     425,040
     Royalty Advances                      695,625
     Prepaid Production costs              557,875
     Inventory                             467,119
                                     -------------
                                     $   2,145,659
                                     =============

In addition, we can not make reliable estimates as to our sales returns and our returns have been very substantial and material when compared to our amounts billed for sales. Management has elected to write-off all accounts receivable as impaired
                        Accounts  Receivable          51,155
                                                -------------
                                                $   2,196,814
                                                =============

Loss on Sale of Fixed Assets

During the nine months ended September 30, 2006, we sold various fixed assets due to the relocation of our office, and experienced a loss on such sales of $90,437, compared to no loss on the sale of fixed assets for the nine months ended September 30, 2005.

Royalty, Selling, Consulting, Salaries and Wages, Legal, and General and Administrative Expenses

Summarized in the table below are royalty, selling, consulting and general and administrative expenses comparing the nine months ended September 30, 2006 with the nine months ended September 30, 2005:

                                                Nine Months Ended            Increase/(Decrease)
                                     September 30,  2006  September 30, 2005

  Royalty Expenses                    $        163,610     $      524,269      $     ( 360,659)
                                      ----------------     --------------      ---------------

      Cost of sales                   $        449,339     $    1,262,346      $     ( 813,007)
                                      ================     ==============      ===============

Selling  Expenses
  Credit Card Fees                    $          7,339     $       13,656      $        (6,317)
  Salaries, Wages and Payroll Taxes             28,889             40,172              (11,283)
  Commission Expense                                 -             30,821              (30,821)
  Other Selling Expenses                        20,001              4,495               15,506
                                      ----------------     --------------      ---------------
                                      $         56,229     $       89,144      $       (32,915)
                                      ----------------     ---------------     ---------------

Consulting Expenses                   $         46,920     $      258,377      $      (211,457)
                                      ----------------     --------------      ---------------

   Salaries and Wages                 $        741,785     $      760,401      $     ( 145,566)
                                      ----------------     --------------      ---------------

      Legal Expenses                  $        124,189     $      175,044      $       (50,855)
                                      ----------------     --------------      ---------------

General and Administrative Expenses
   Bad Debts                          $         13,863     $        1,611      $        12,252
   Loan Fee                                     13,625                  -               13,625
   Automobile Expenses                           7,931             20,311              (12,380)
   Travel Expenses                               1,618             28,358              (26,740)
   Internet and Web Development                 17,577             11,255                6,322
   Telephone and Utility Expense                28,473             41,563              (13,090)
   Accounting Fees                              76,955             75,368                1,587
   Promotion and Public Relations                    -              1,118               (1,118)
   Rent                                         73,035             86,876              (13,841)
   Insurance                                    60,413            104,931              (44,518)
   Amortization and Depreciation                69,629             63,936                5,693
   Other General and Administrative
    Expenses                                    78,645            149,136              (70,491)
                                      ----------------     --------------       --------------
                                      $        441,764     $      584,463       $     (142,699)
                                      =================    ==============       ==============

Our royalty expenses decreased by $360,659 or 69% to $163,610 for the nine months ended September 30, 2006 as compared to $524,269 for the nine months ended September 30, 2005. This decrease is directly related to the decrease in sales.

Our selling expenses decreased $32,915 or 37% to $56,229 for the nine months ended September 30, 2006, compared to $89,144 for the nine months ended September 30, 2005. This decrease is the result of a reduction in our sales force, which in turn, resulted in lower salary, wages and payroll taxes. In addition, there was no commission expense during the nine months ended September 30, 2006, which is directly related to the decrease in the sale of licensing agreements for the live concerts. These decreases were offset by an increase in advertising during the nine months ended September 30, 2006 in an attempt to increase our sales.

The consulting expenses incurred during the nine months ended September 30, 2005 related to our retention of several consultants to assist us in developing a business plan, promoting our products, acquiring performers for musical concerts and maintaining investor relations. As expected due to the fact that many of those expenses were one time expenses, these expenses are not continuing at the same level during the nine months ended September 30, 2006.

Salaries and wages expense decreased by $18,616, or 2% to $741,785 for the nine months ended September 30, 2006, as compared to $760,401 for the nine months ended September 30, 2005. This decrease is the result of a reduction in our sales force, and a reduction of officer salaries subsequent to the September 30, 2005, which in turn, resulted in lower salary, wages and payroll taxes for the nine months ended September 30, 2006.

The overall decrease of $142,699 or 24% in our other general and administrative expenses to $441,764 for the nine months ended September 30, 2006, compared to $584,463 for the nine months ended September 30, 2005 was attributable to a decrease in travel due to lack of monetary funds, the termination of various insurance policies, a decrease in rent due to the relocation of the main office to a section of the owner's home, and a deduction in telephone and utilities, and other general and administrative expenses due to the company trying to cut back on various expenses, which occurred subsequent to September 30, 2005.

Net  Income  (Loss)

Our net loss increased $2,417,623 or 217% from $1,112,653 for the nine months ended September 30, 2005 to $3,530,276 for the nine months ended September 30, 2006, which increase in net loss was primarily due to the 71% decrease in revenue, less a decrease in expenses, directly attributable to our decrease in revenue, a loss on impairment of assets, and a loss on the sale of fixed assets.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets as of September 30, 2006, of $84,149, consisting of total current assets of $19,721, total property and equipment, net of accumulated depreciation of $57,241, and total other assets of $7,184.

We had total current assets of $57,241 as of September 30, 2006, which included cash of $3,051, and prepaid expenses, current portion of $16,670.

We had total other assets of $7,187 as of September 30, 2006, which included prepaid expenses, long-term portion of $7,187.

In prior periods, the Company was amortizing completed masters, royalty advances and prepaid production costs. Due to the difficulty in projecting sales and due to the large amount of sales returns, management has determined that the following assets should be written off as impaired as the future cash flows from the assets are not determinable, and such assets totaling $2,196,814 as of September 30, 2006, were written off and do not appear on our balance sheet as of September 30, 2006.

We had total liabilities of $3,372,280 as of September 30, 2006, which included total current liabilities of $2,734,717 and total long-term liabilities of $637,563 as of September 30, 2006.

Total current liabilities as of September 30, 2006, included bank overdraft of $20,390, accounts payable of $1,515,854, accrued liabilities, other of $374,185, demand notes payable, related party of $215,084, notes payable, related party, current portion of $299,157, notes payable, other, current potion of $172,481, and convertible promissory note of $137,566, in connection with past amounts owed to our former legal counsel. The convertible notes were issued on July 7, 2003, in the original amount of $137,566, and were due and payable on July 7, 2005. The convertible note is convertible into shares of our common stock at the rate of one share for each $0.25 owed, or approximately 550,264 shares of common stock, no amount of the convertible notes has been converted into common stock by the holders to date.

Total long term liabilities as of September 30, 2006, consisted of $637,563 of notes payable.

To date, we have financed our operations with cash from our operating activities, a Small Business Administration loan, a loan from Ritek Corporation which has been written off as of December 31, 2005, various loans from individuals, cash raised through the sale of our securities or the exercise of options or warrants, and the issuance of our securities to various consultants in payment for the provision of their services or to other creditors in satisfaction of our indebtedness to them.

In July 2000, we received a $900,000 Small Business Administration loan with Comerica Bank participation. The interest rate per annum is 2% over prime, and the loan is scheduled to be paid over an 18 year period. The balance of this loan as of September 30, 2006 was approximately $673,865.

From time to time we borrow funds from Mr. Lee Kasper, our Chief Executive Officer, President, director and significant shareholder. These loans accrue interest at the rate of 10% per annum and are due on demand. At September 30, 2006, we owed Mr. Kasper $215,085 from these borrowings.

On August 1, 2005 we received from Mr. Kasper a loan in the amount of $350,000. The interest rate on the loan is 8% per annum, and the loan is scheduled to be repaid over a 36 month period. We used these funds to produce live music concerts. The balance of this loan as of September 30, 2006 was approximately $288,337, and as of September 30, 2006, we were six months delinquent in making payments to Mr. Kasper pursuant to the loan.

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

In March 2006, Kickarock Productions, Inc. ("Kickarock") loaned us $15,000, pursuant to a Promissory Note, which note bears interest a the rate of 7% per annum, and was due on June 8, 2006, which amount has not been paid to date. The loan is guaranteed by our Chief Executive, Lee Kasper.

In August 2006, we received from Kickarock Productions, Inc a loan in the amount of $22,175. The interest rate on the loan is 7% per annum, and no due date was estimated. No amount has been paid under this loan to date.

Sources  And  Uses  Of  Cash

Summarized in the table below is information derived from our statements of cash flow comparing the nine months ended September 30, 2006 with the nine months ended September 30, 2005:

                                      Nine Months Ended
                             September 30, 2006  September 30, 2005
Net Cash Provided (Used) By
    Operating Activities       $       101,409     $    (131,213)
    Investing Activities                37,100           (53,577)
    Financing Activities              (140,075)          184,790
                               ---------------     -------------

    Net Increase (Decrease)
      in Cash                  $        (1,566)    $           -
                               ===============     =============

Operating Activities

During the nine months ended September 30, 2006 we had net cash provided by operating activities of $101,409, which included our net loss of $3,530,276 offset by non-cash items of depreciation in the amount of $46,659, amortization in the amount of $114,976, a provision for doubtful accounts of $13,863, a loss on disposal of fixed assets of $90,437, salaries paid with stock options of $126,950, a loss on impairment of assets of $2,196,814, payment of consulting fees and expenses with common stock in the amount of $46,036, non-cash rent expense, and amortization of options issued to employees of $65,984. Cash was provided from operations by the decrease of accounts receivable of $395,334, the decrease in production costs receivable of $50,626, the decrease of inventories of $18,967, the decrease in production costs of $323,875, the decrease of prepaid royalties of $85,420, the decrease of prepaid expenses of $28,054, the decrease in deposits of 7,800, and an increase of accounts payable of $205,726. We used the cash provided from operations to fund a decrease in accrued liabilities of ($188,836).

Investing  Activities

During the nine months ended September 30, 2006, there were disposals of property and equipment in the amount of $37,100, in connection with the relocation of our office space as described herein.

Financing  Activities

Financing activities for the nine months ended September 30, 2006 used net cash of $140,075. We repaid a bank overdraft in the amount of $42,579 and made principal payments on our loan payable-related parties, notes payable-other, and notes payable-related party in the amounts of $66,989, $13,054, and $95,701, respectively. We received $19,073, $22,000 and $37,175 in proceeds from our demand notes payable, notes payable to related parties, and notes payable to an unrelated party, respectively.

Commitments  For  Capital  Expenditures

At  September  30,  2006,  we  had  no  commitments  for  capital  expenditures.

Going  Concern

The financial statements included in this report are presented on the basis that the Company is a "going concern." Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. Our auditors have indicated that the following factors raise substantial doubt as to our ability to continue as a going concern:

-    we had  an  accumulated  a  deficit of $9,293,382 as of September 30, 2006;

-    we had  a  working  capital deficit of $2,714,996 as of September 30, 2006;
     and

- we have begun producing music concerts which require a substantial investment of cash but have not, to date, generated substantial revenues for us.

We  believe  that  the  following  will  help  to  eliminate this qualification:

-    we have  eliminated  public relations expenses for the immediate future and

- we intend to continue negotiating with major artists for the exclusive rights to produce and distribute their live music concerts worldwide.

Past  Due  Accounts  Payable

Approximately $810,000 of accounts payable are over 90 days old and could hamper our acquisition of inventory in future periods.

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

                      RISK FACTORS AFFECTING OUR BUSINESS,
                    OPERATING RESULTS AND FINANCIAL CONDITION

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

As of September 30, 2006 we had available $3,051 of cash on hand and had a $2,714,996 working capital deficit. Cash generated by our current operations is not sufficient to continue our business for the next twelve months, and we currently anticipate being able to sustain our operations for approximatley the next six months with such cash on hand. We will need additional financing of approximately $300,000 during the next 12 months to produce music videos and to pay our costs and expenses, if they stay at current levels. To the extent it becomes necessary to raise additional cash in the future, we will seek to raise it through the public or private sale of debt or equity securities, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing. We may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities. We currently do not have any binding commitments for, or readily available sources of, additional financing. We cannot provide any assurances that we will be able to secure the additional cash or working capital we may require to continue our operations.

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

WE FACE A RISK OF A CHANGE IN CONTROL DUE TO THE FACT THAT OUR CURRENT OFFICERS AND DIRECTORS DO NOT OWN A MAJORITY OF OUR OUTSTANDING COMMONS STOCK.

Our current officers and Directors can vote an amount of common stock equal to approximately twenty four percent (24%) of our outstanding common stock. As a result, our officers and Directors may not exercise majority voting control over us and our shareholders who are not officers and Directors of us may be able to obtain a sufficient number of votes to choose who serves as our Directors. Because of this, the current composition of our Board of Directors may change in the future, which could in turn have an effect on those individuals who currently serve in management positions with us. If that were to happen, our new management could affect a change in our business focus and/or curtail or abandon our business operations, which in turn could cause the value of our securities, if any, to decline.

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

ITEM  3.  CONTROLS  AND  PROCEDURES

(a) Evaluation of disclosure controls and procedures. The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of end of the period covered by this Report on Form 10-QSB (the "Evaluation Date"), has concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There were no significant changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

Occasionally we are named as a party in claims and legal proceedings arising out of the normal course of our business. These claims and legal proceedings may relate to contractual rights and obligations, employment matters, or to other matters relating to our business and operations.

In May 2006, Future Media Productions, Inc., a California corporation ("Future Media"), which is currently in Chapter 11 Bankruptcy, filed a complaint against The Company in the United States Bankruptcy Court in the Central District of California. The complaint alleged that The Company owes Future Media $18,000 in unpaid invoices in connection with the manufacture by Future Media of certain DVD's for The Company. The complaint also asked for interest on the overdue amount and costs and attorneys fees for Future Media. The Company did not file an answer to the complaint and Future Media filed an entry for a Default Judgment against us in July 2006, which Default Judgment in the amount of $36,240.33, including $33,383.34 of damages and $2,856.99 in attorney's fees and costs, was granted against us in September 2006. We have not paid the Default Judgment amount to date and are currently working with Future Media to settle the Default Judgment for less than the Default Judgment amount, of which there can be no assurance.

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

Subsequent to the quarter ended June 30, 2006, on July 7, 2006, our Board of Directors, pursuant to a consent to action without meeting of the Board of Directors, voted to amend the award of previous stock options to our officers, directors and employees as follows:

                                                    Original   Amended
                                     Original Date  Exercise   Exercise
Name                      Shares        Issued        Price     Price
----                     ----------  -------------  ---------  ---------

Yegia  Aramyan            100,000  (1)    5/30/2003   $  0.16     $0.01
Joseph  Gairmo            300,000  (1)    5/30/2003   $  0.16     $0.01
Jay  Hergott               25,000  (1)    5/30/2003   $  0.16     $0.01
Lee  Kasper               700,000  (1)    5/30/2003   $  0.16     $0.01
Yegia  Aramyan            100,000  (1)    10/7/2003   $  0.50     $0.01
Joseph  Giarmo             50,000  (1)    10/7/2003   $  0.50     $0.01
Joseph  Giarmo            100,000  (1)     1/9/2004   $  0.60     $0.01
Lee  Kasper               500,000  (1)     1/9/2004   $  0.60     $0.01
Yegia  Eli  Aramyan       100,000         6/18/2004   $  0.40     $0.01
Joseph  Giarmo            200,000         6/18/2004   $  0.40     $0.01
Lee  Kasper               500,000         6/18/2004   $  0.40     $0.01
Lee  Kasper             2,000,000         6/18/2004   $  0.40     $0.01
Joseph  Giarmo          1,000,000          9/1/2004   $  0.26     $0.01
Jay  Hergott               40,000  (1)     9/1/2004   $  0.26     $0.01
Yegia  Aramyan             50,000  (1)    12/6/2004   $  0.27     $0.01
Jay  Hergott               30,000  (1)    12/6/2004   $  0.27     $0.01
Yegia  Eli  Aramyan       300,000  (1)     9/1/2005   $  0.11     $0.01
Lee  Kasper             6,000,000          9/1/2005   $  0.11     $0.01
Yegia  Eli  Aramyan       300,000  (1)   12/20/2005   $  0.06     $0.01
Joseph  Giarmo            300,000  (1)   12/20/2005   $  0.06     $0.01

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

10.3*      Video  Licensing  Agreement  with  MusicGiants,  Inc.

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

(b)  REPORTS  ON  FORM  8-K:

We  filed  one  Report  on  Form  8-K  during the period covered by this report:

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

November  22,  2006                NUTECH  DIGITAL,  INC.

                                By: /s/ Lee  Kasper
                                    ------------------------
                                    President, Chief Financial Officer and
                                    Duly  Authorized  Officer
                                    (Principal accounting and financial officer)