Form 10KSB
period 2006-12-31
NUTECH DIGITAL INC
filed 2007-04-06
CIK 1144347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission file number: 000-50021

NUTECH DIGITAL, INC.
(Exact name of small business issuer as specified in its charter)

CALIFORNIA	95-4642831
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3841 HAYVENHURST DR.
ENCINO, CALIFORNIA 91436
(Address of principal executive offices)

(818) 994-3841
(Registrant's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

NONE

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, NO PAR VALUE PER SHARE

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X].

The issuer's revenues for the most recent fiscal year ended December 31, 2006 were $1,237,431.

The aggregate market value of the issuer's voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price of such common equity as of April 2, 2007, was approximately $449,755.

As of March 28, 2007 the issuer had 34,172,494 shares of common stock, $.001 par value per share outstanding ("Common Stock").

Documents Incorporated by Reference: NONE

Transitional Small Business Disclosure Format: Yes [  ] No [X]

NUTECH DIGITAL, INC.
FORM 10-KSB
INDEX

Part I

Part II

Part III

PART I

ITEM 1. DESCRIPTION OF BUSINESS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-KSB (THIS "FORM 10 KSB"), INCLUDING STATEMENTS UNDER "ITEM 1. DESCRIPTION OF BUSINESS," AND "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS", CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF NUTECH DIGITAL, INC ("NUTECH", "THE COMPANY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-KSB, UNLESS ANOTHER DATE IS STATED, ARE TO DECEMBER 31, 2006.

BUSINESS HISTORY

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

We began our production and filming of popular music concerts in March 2004 with a concert given by Russell Jones, who performs under the name Ol' Dirty Bastard. During 2004, we also produced and filmed concerts given by Jessica Simpson and Macy Gray and we acquired the rights to distribute DVDs of concerts given by RZA and Kool and the Gang. During 2005, we filmed an additional four concerts by hip-hop artists. We did not film any concerts during 2006.

Aside from the right to sell DVDs of the concert video, we sometimes acquire broadcast rights, usually for all media, including the Internet. In May 2005 we entered into an agreement with Warner Elektra Atlantic Corporation ("WEA") for the exclusive distribution of our concert videos in the United States, its territories and possessions and Canada. Upon signing the agreement, we received a $200,000 recoupable advance. Once the advance is recouped, we are paid net receipts. Net receipts are defined as gross sales made by WEA, net of returns, less manufacturing and packaging costs, the distribution fee (22% of net sales), product returns, storage costs, freight charges, content preparation charges and other out-of-pocket expenses. WEA recouped the advance and began making payments to us in October 2005. During the 2006 fiscal year, we earned no revenues from our distribution arrangement with WEA.

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

The production and filming of popular music concerts is extremely cash intensive. Production costs, such as fees or costs for the artist, venue, musicians, sound and cameramen, make-up, wardrobe, insurance and releases, are paid either prior to or immediately following the performance. To date, we have paid these costs or, in some instances, we have partnered with unrelated third parties who assist us with the payment of these costs in exchange for a share of the royalties. After the performance, we must spend additional funds to have the master prepared and ultimately approved by the artist, which may take several months. For example, while we filmed our first concert in April 2004, the release of our first concert DVD did not occur until November 2004. Depending on our agreement with the artist, we may obtain all the rights to the production, in which case we can exploit it in any medium, or we may obtain only restricted rights, such as the right to broadcast the concert only outside the United States. Generally, our agreements require us to split the royalty from sales of the concert DVD and, if we received them, broadcast rights, with the artist after we recoup our production expenses, although the terms of these agreements vary. There is no guarantee that any concert we film will result in a DVD that will sell enough copies to make filming the concert profitable. During the year ended December 31, 2006, revenues from our music concert sales totaled $155,994. Although we expect revenues from this source to increase as we release more concert DVDs, we cannot be certain that this will happen. During the year ended December 31, 2006, we also sold licensing rights to certain music concerts in the amount of $201,572. In accordance with SOP 00-2 we recognized the revenue at the date of the various agreements. This revenue is not recurring and we cannot be certain this level will increase in the future.

In May 2006, we entered into several Broadcasting Agreements with HDNet, LLC ("HDNet") in connection with the broadcasting of live high definition concerts which we filmed and produced (the "Broadcasting Agreements"). The Broadcasting Agreements provide that we are to be paid a fee of $28,571 for each program broadcast by HDNet, which fee provides HDNet the right to re-broadcast the program for up to thirty (30) days per year, and up to three (3) times each day. The Broadcasting Agreements have a term of three (3) years, commencing on the initial broadcast of each program, and provide for HDNet to have the right of first refusal to broadcast the high definition version of the programs for six (6) months following the termination of the Broadcasting Agreements. To date, we have generated $142,855 in revenues through our Broadcasting Agreements with HDNet.

In July 2006, we entered into a Video Licensing Agreement (the "Licensing Agreement") with MusicGiants, Inc. ("MusicGiants"), pursuant to which we agreed to provide certain video content to MusicGiants for downloading through MusicGiants’ Internet website. Pursuant to the Licensing Agreement, MusicGiants was appointed as a non-exclusive reseller of the video content. We reserved the right to terminate MusicGiants' use of any of the video content by providing MusicGiants two days prior written notice. The Licensing Agreement provided for MusicGiants to pay us $1.49 for each individual track and $9.99 for each complete DVD downloaded from MusicGiants’ website (www.MusicGiants.com), which we have licensed to MusicGiants, payable to us within ten days of each calendar month in arrears. The term of the Licensing Agreement is three (3) years, and shall automatically renew for additional years unless previously terminated by either party. The Licensing Agreement can be terminated by either party if any provision of the Licensing Agreement is breached and not cured after thirty (30) days written notice, and/or by us if MusicGiants fails to pay us any monthly payment after 10 days written notice of such failure. To date, we have not generated any revenues through our Video Licensing Agreement with MusicGiants.

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

RECENT EVENTS

On or about January 15, 2007, we entered into a Joint Venture agreement with Coalition Media Group (“Coalition” and the “Joint Venture Agreement”), which Joint Venture Agreement contemplates the parties entering into a definitive agreement subsequent to the date of the Joint Venture Agreement, which has not been finalized to date. It is anticipated that through the Joint Venture, we will form a new separate division of the company, which will be run by Coalition (the “Division”).

Mr. Carter is required pursuant to the Joint Venture to provide content to the new division, to be used or developed for use in the division. We agreed to enter into a non-exclusive consulting agreement with Mr. Carter pursuant to the Joint Venture Agreement, which has not been entered into to date, pursuant to which Mr. Carter will serve as the Chief Executive Officer of the division.

In consideration for the Coalition entering into the Joint Venture Agreement with us, we agreed to issue Mr. Carter 15,000,000 shares of our restricted common stock, and give Mr. Carter customary anti-dilution rights with respect to maintaining his proportional share of ownership of our outstanding shares. We also agreed to grant him “piggyback” registration rights in connection with the shares, whereby we will be required to include his shares in any registration statement we may file in the future. As we have not finalized any final agreements with Mr. Carter to date, the 15,000,000 shares of common stock have not been issued to date.

Pursuant to the Joint Venture Agreement, we are to receive 10% of the Division’s gross revenues, which amount shall be used by us exclusively for costs associated with our public filings, press releases and annual meetings, which amount is capped at 33.33% of the actual costs associated with such filings.

The Joint Venture also requires that three members of our previous four member board of Directors will resign (however only one such member has resigned to date, as described below) and that Mr. Carter will have the ability to appoint three of the four members of our then four member board of Directors and that our current Chief Executive Officer, Lee Kasper, will have the power to appoint one Director.

The Division will be responsible for any obligations assumed by the Division and will indemnify us against any such assumed obligations. We also agreed to enter into an indemnification agreement with Mr. Carter, whereby we will agree to indemnify Mr. Carter against any claims, suits, or litigation commenced against us, our Board of Directors or our other actions not related to the Division and to maintain errors and omissions insurance in an amount suitable to cover all pre-existing and future claims.

On December 15, 2006, we issued 500,000 shares of common stock to our Director Joseph Giarmo, in consideration for services rendered by Mr. Giarmo during 2006.

On December 15, 2006, we issued 500,000 shares of common stock to our Director Yegia Eli Aramyan, in consideration for services rendered by Mr. Aramyan during 2006.

On or about December 20, 2006, we entered into a “Licensing Agreement Regarding DVD Distribution” with VCX, Ltd., Inc. (“VCX” and the “License Agreement”). Pursuant to the License Agreement, we granted VCX an exclusive license to distribute and sell certain DVD’s which we have and will produce in North America, at the rate of $1.50 per DVD. In connection with the License Agreement, we have earned approximately $70,000 to date.

On January 10, 2007, we issued 2,000,000 shares of common stock to our Chief Executive Officer and Director, Lee Kasper in consideration of payroll accrued in 2006 and the fact that Mr. Kasper has not demanded repayment of any of his outstanding loans to the Company (described in greater detail below under “Liquidity and Capital Resources.”)

On or about February 6, 2007, we entered into a license agreement with iN Demand, L.L.C. (“iN Demand”), whereby we agreed to provide iN Demand certain broadcast rights to three (3) of our live concert productions, including exclusive rights to exhibit the standard definition recording of such programs and non-exclusive rights to distribute the high definition recordings of those three (3) programs. The license agreement is for a term of two (2) years and gives iN Demand the right to broadcast the programs an unlimited number of times. The license fee payable to us pursuant to the license agreement for pay-per-view broadcasts is equal to 25% of the gross receipts iN Demand receives from such broadcasts and/or 25% of the suggested retail price of each program, as defined in the agreement, whichever is greater. The license fee payable to us for non-pay-per-view broadcasts, which shall be “on demand” broadcasts, is equal to $0.05 time the number of hours such program is broadcast, rounded up to the nearest quarter hour times the number of subscribers to that package during the first month of exhibition. Pursuant to the license agreement, we agreed to maintain $1,000,000 of insurance on each program per single occurrence and $3,000,000 of insurance for all claims in aggregate in connection with each program.

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

Employees

As of December 31, 2006, we had only one (1) employee who works for us on a full-time basis.

ITEM 2. DESCRIPTION OF PROPERTY

Our Chief Executive Officer, Lee Kasper currently provides us approximately 700 square feet of office space in his home at a rate of $2,000 per month. We have no current plans to rent additional office space at this time.

Other than the office space provided by Mr. Kasper, we do not have any other office space or warehouse leases in place at this time.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

[Remainder of page left intentionally blank.]

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

"Bid" and "asked" offers for the common stock are listed on the Over-The-Counter Bulletin Board (“OTCBB”) published by the National Quotation Bureau, Inc. The Company's common stock trades on the OTCBB under the symbol “NTDL.”

The following table sets forth the high and low bid prices for the Company's common stock for the periods indicated as reported by the OTCBB. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter Ended	High	Low

December 31, 2006	$0.052	$0.012
September 30, 2006	$0.052	$0.016
June 30, 2006	$0.050	$0.016
March 21, 2006	$0.090	$0.030

December 31, 2005	$0.140	$0.035
September 31, 2005	$0.150	$0.080
June 30, 2005	$0.170	$0.090
March 31, 2005	$0.280	$0.120

There were approximately 56 holders of record of the Common Stock as of March 28, 2007. The Company has never paid a cash dividend on its Common Stock and does not anticipate the payment of a cash dividend in the foreseeable future. The Company intends to reinvest in its business operations any funds that could be used to pay a cash dividend. The Company's Common Stock is considered a "penny stock" as defined in the Commission's rules promulgated under the Exchange Act. In general, a security which is not quoted on NASDAQ or has a market price of less than $5.00 per share where the issuer does not have in excess of $2,000,000 in net tangible assets (none of which conditions the Company meets) is considered a penny stock. The Commission's rules regarding penny stocks impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally persons with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the rules, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Thus, the Rules affect the ability of broker-dealers to sell the Company's shares should they wish to do so because of the adverse effect that the Rules have upon liquidity of penny stocks. Unless the transaction is exempt under the Rules, under the Securities Enforcement Remedies and Penny Stock Reform Act of 1990, broker-dealers effecting customer transactions in penny stocks are required to provide their customers with (i) a risk disclosure document; (ii) disclosure of current bid and ask quotations if any; (iii) disclosure of the compensation of the broker-dealer and its sales personnel in the transaction; and (iv) monthly account statements showing the market value of each penny stock held in the customer's account. As a result of the penny stock rules the market liquidity for the Company's securities may be severely adversely affected by limiting the ability of broker-dealers to sell the Company's securities and the ability of purchasers of the securities to resell them.

RECENT SALES OF UNREGISTERED SECURITIES

On December 15, 2006, we issued 500,000 shares of common stock to our Director Joseph Giarmo, in consideration for services rendered by Mr. Giarmo during 2006.

On December 15, 2006, we issued 500,000 shares of common stock to our Director Yegia Eli Aramyan, in consideration for services rendered by Mr. Aramyan during 2006.

On January 10, 2007, we issued 2,000,000 shares of common stock to our Chief Executive Officer and Director, Lee Kasper in consideration of payroll accrued in 2006 and the fact that Mr. Kasper has not demanded repayment of any of his outstanding loans to the Company.

The 3,000,000 shares which we issued in December 2006 and January 2007, were issued as free trading.

On January 17, 2007, we agreed to issue 15,000,000 shares to Troy Carter in connection with Mr. Carter’s entry into the Joint Venture Agreement described above; however we have not entered into a final Joint Venture Agreement with Mr. Carter to date and have therefore not issued him any shares of common stock to date. Assuming such shares are issued, we will claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, since the foregoing issuance will not involve a public offering, the recipient will take the shares for investment and not resale, and we will take appropriate measures to restrict transfer. No underwriters or agents will be involved in the offering, and we will not pay any underwriting discounts or commissions.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This report contains forward looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934. These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under "Risk Factors" in this Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report. The following discussion and analysis should be read in conjunction with "Selected Financial Data" and the Company's financial statements and notes thereto included elsewhere in this report.

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

The production and filming of popular music concerts is extremely cash intensive. Production costs, such as fees or costs for the artist, venue, musicians, sound and cameramen, make-up, wardrobe, insurance and releases, are paid either prior to or immediately following the performance. To date, we have paid these costs or, in some instances, we have partnered with unrelated third parties who assist us with the payment of these costs in exchange for a share of the royalties. After the performance, we must spend additional funds to have the master prepared and ultimately approved by the artist, which may take several months. For example, while we filmed our first concert in April 2004, the release of our first concert DVD did not occur until November 2004. Depending on our agreement with the artist, we may obtain all the rights to the production, in which case we can exploit it in any medium, or we may obtain only restricted rights, such as the right to broadcast the concert only outside the United States. Generally, our agreements require us to split the royalty from sales of the concert DVD and, if we received them, broadcast rights, with the artist after we recoup our production expenses, although the terms of these agreements vary. There is no guarantee that any concert we film will result in a DVD that will sell enough copies to make filming the concert profitable. During the year ended December 31, 2006, revenues from our music concerts totaled $155,994. Although we expect revenues from this source to increase as we release more concert DVDs, we cannot be certain that this will happen. During the year ended December 31, 2006, we also sold licensing rights to certain music concerts in the amount of $201,572. In accordance with SOP 00-2 we recognized the revenue at the date of the various agreements. This revenue is not recurring and we cannot be certain this level will increase in the future.

Our plans for fiscal 2007 include seeking out and entering into agreements with production partners regarding the filming and production of music concerts and other events, which if produced, of which there can be no assurance, we would then distribute though our website. We currently anticipate being able to continue our business operations for the next nine (9) months if no additional funding is raised, due to the fact that our officer and Directors have been accepting shares of common stock in lieu of cash payment for services and our overhead is currently relatively low. We do believe however that we will require approximately $150,000 of additional capital to continue our business operations for the next 12 months, of which there can be no assurance. If we are required to raise additional money to continue our business operations, we may choose to do so through sales of our common stock, which may cause dilution to our existing shareholders and/or through sales of convertible debt, which may be on unfavorable terms and which may additionally cause substantial dilution to our existing shareholders.

Critical Accounting Policies and Estimates

In consultation with our Board of Directors, we have identified various accounting principles that we believe are key to an understanding of our financial statements. These important accounting policies require management’s subjective judgments.

Revenue Recognition. In 2006, management decided to record income on the cash basis due to the fact that we can not make reliable estimates of revenue and projected cash flow can not be determined. In 2005, the Company’s sales were recorded when its products were shipped, net of an estimate of returns.

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

Stock based Compensation. . Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment: An Amendment of FASB Statements No. 123 and 95” using the modified prospective method. Under this method, compensation cost is recognized on or after the effective date for the portion of outstanding awards, for which the requisite service has not yet been rendered, based on the grant date fair value of those awards. Prior to January 1, 2006, the Company accounted for employee stock options using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” and adopted the disclosure only alternative of SFAS No. 123. For stock-based awards issued on or after January 1, 2006, the Company recognizes the compensation cost on a straight-line basis over the requisite service period for the entire award. Measurement and attribution of compensation cost for awards that are unvested as of the effective date of SFAS No. 123(R) are based on the same estimate of the grant-date or modification-date fair value and the same attribution method used previously under SFAS No. 12.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options and warrants have characteristics different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of such stock options.

COMPARISON OF OPERATING RESULTS

FISCAL YEAR ENDED DECEMBER 31, 2006 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2005

Selected Statement Of Operations Data

Comparison of Year End Periods. Summarized in the table below is statement of operations data comparing the year ended December 31, 2006 with the year ended December 31, 2005:

	Year Ended		Increase/(Decrease)
	December 31, 2006	December 31, 2005

Sales
General Products and Licensing	$ 871,437	$ 1,923,919	$ (1,052,482)
Live Concert Products and Licensing	155,994	860,295	(704,301)
Total Sales	1,027,431	2,784,214	(1,756,783)
Operating Expenses	2,305,830	4,976,655	(2,670,825)
Operating (Loss)	(1,278,399)	(2,192,441)	914,042
Interest Expense	(155,489)	(152,759)	2,730
Loss on Impairment of Assets	(2,086,936)	(2,147,295)	(60,359)
Recovery of Bad Debts	-	533,164	(533,164)
Recovery of Prior Year Security Deposit	50,000	-	50,000
Loss on Sale of Fixed Assets	(90,437)	-	90,437
Rental Income	31,451	12,000	19,451
(Loss) before Corporation Income Taxes	(3,529,810)	(3,947,331)	(417,521)
Corporation Income Tax	800	800	-
Net (Loss)	( $3,530,610)	( $ 3,948,131)	$ (417,521)
Net (Loss) Per Share Basic and Diluted	$ (0.13)	$ (0.17)	$ (0.05)

Sales

Our sales for the year ended December 31, 2006 were $1,027,431, as compared to sales of $2,784,214 for the year ended December 31, 2005, a 63% decrease. This decrease in sales for the year ended December 31, 2006, compared to the prior year is primarily attributable to the reduction in demand for the products that we sell, our change to recording revenue on a cash basis, and our continued change in business focus away from Internet DVD sales to production of and sale of live concerts as described in greater detail herein..

Cost of Sales

Our cost of sales for the year ended December 31, 2006 were $505,993 or approximately 41% of sales, as compared to $1,730,756 or 62% of sales for the year ended December 31, 2005. This decrease in cost of sales and cost of sales as a percentage of sales is attributable to an increase in amortization of reimbursable production costs due to the decrease in sales described above, the change in our policy to expense all costs when incurred, as well as a significant volume of returns of our products for the year ended December 31, 2006, which attributed to our lower sales volume.

Loss on Impairment of Assets.

In prior periods, the Company was amortizing completed masters, royalty advances and prepaid production costs over time. Due to the difficulty in projecting sales and due to the large amount of sales returns, our management has determined that the following assets should be written off as impaired as the future cash flows from the assets are not determinable:

Completed Masters	$425,040
Royalty Advances	668,634
Prepaid Production costs	474,987
Inventory	467,119
$2,035,780

In addition, we cannot make reliable estimates as to our sales returns and our returns have been very substantial and material when compared to our amounts billed for sales.
Therefore, our management has elected to write-off all accounts receivable as impaired.

Cancellation of Bad Debt

During the year ended December 31, 2005, a note payable in the amount of $533,164, consisting of $400,000 of principal and $133,164 of accrued interest, was cancelled, as the debt is uncollectible due to expiration of the statute of limitations for debt collection.

Loss on Sale of Fixed Assets

During the year ended December 31, 2006, we sold various fixed assets due to the relocation of our office, and experienced a loss on the sale of $90,437.

Royalty, Selling, Consulting and General and Administrative Expenses

Summarized in the table below are royalty, selling, consulting and general and administrative expenses comparing the year ended December 31, 2006 with the year ended December 31, 2005:

	Year Ended		Increase/(Decrease)
	December 31, 2006	December 31, 2005

Royalty Expenses	$ 167,491	$ 661,152	$ (493,661)

Cost of Sales	$ 505,993	$ 1,730,756	$ (1,224,763)

Selling Expenses
Credit Card Fees	$ 8,893	$ 20,043	$ (11,150)
Salaries, Wages and Payroll Taxes	28,889	52,143	(23,254)
Commission Expense	-	11,705	(11,705)
Other Selling Expenses	8,972	45,680	(36,708)
	$ 46,754	$ 129,571	$ (82,817)

Consulting Expenses	$ 116,580	$ 393,970	$ (277,390)

Salaries and wages	$ 872,217	$ 1,011,372	$ (139,155)

Legal Expenses	$ 98,299	$ 274,612	$ (176,313)

General and Administrative Expenses
Bad Debts	$ 8,185	$ 1,317	$ 6,868
Loan Fee	8,557	-	8,557
Automobile Expenses	3,993	26,015	(22,022)
Travel Expenses	1,618	34,237	(32,619)
Internet and Web Development	22,485	14,645	7,840
Telephone and Utility Expense	33,904	52,064	(18,160)
Accounting Fees	89,548	91,375	(1,827)
Promotion and Public Relations	-	1,118	(1,118)
Rent	83,178	115,824	(32,646)
Insurance	70,999	143,124	(72,125)
Amortization and Depreciation	55,872	92,199	(36,327)
Other General and Administrative Expenses	120,157	203,304	(83,147)
	$ 498,496	$ 775,222	$ (276,726)

Our royalty expenses decreased by $493,661 or 75% during the year ended December 31, 2006 to $167,491 as compared to $661,152 for the year ended December 31, 2005. This decrease is directly related to the decrease in sales and a change in our method of accounting to expense all costs when incurred.

Our selling expenses decreased $82,817 or 64% during the year ended December 31, 2006 to $46,754 as compared to $129,571 for the year ended December 31, 2005. This decrease was the result of a reduction in our sales force, which in turn, resulted in lower salary, wages and payroll taxes. In addition, there was no commission expense during the year ended December 31, 2006, which was directly related to the decrease in the sale of licensing agreements for our live concerts during that period. These decreases were offset by an increase in advertising expenses during the year ended December 31, 2006 in an unsuccessful effort to increase sales.

The consulting expenses incurred during the year ended December 31, 2005 related to our retention of several consultants to assist us in developing a business plan, promoting our products, acquiring performers for musical concerts and maintaining investor relations. As expected, these expenses did not continue at the same level during the year ended December 31, 2006; however, we did issue an aggregate of 6,825,000 shares of common stock to various consultants and employees in consideration of services rendered during the year ended December 31, 2006, which were valued at an aggregate of $117,437, which partially offset the decrease.

Salaries and wages expense decreased by $139,155, or 14% during the year ended December 31, 2006 to $872,217, as compared to $1,011,372 for the year ended December 31, 2005. This decrease was the result of a reduction in our sales force, and a reduction of officer salaries, which in turn, resulted in lower salary, wages and payroll taxes, net of $207,934 compensation paid with stock options during the year ended December 31, 2006.

The overall decrease of $276,726 or 36% in our other general and administrative expenses for the year ended December 31, 2006 to $498,496 from $775,222 for the year ended December 31, 2005 was mainly attributable to a decrease in automobile expenses and travel due to lack of monetary funds, the termination of various insurance policies, a decrease in rent due to the relocation of our office to a section of the owner’s home, and a deduction in telephone and utilities costs associated with such change in office space, as well as various other decreases in general and administrative expenses due to the Company trying to cut back on various expenses.

Net (Loss)

Our net loss decreased $417,521 or 11% from $3,948,131 for the year ended December 31, 2005 to $3,530,610 for the year ended December 31, 2006, which decrease was primarily caused by the decrease in expenses, and a cancellation of bad debt which occurred during the year ended December 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets as of December 31, 2006, of $101,124, consisting of total current assets of $43,363, total property and equipment, net of accumulated depreciation of $51,227, and total other assets of $6,534.

We had total current assets of $43,363 as of December 31, 2006, which included cash of $7,101, and prepaid expenses, current portion of $36,262.

We had total other assets of $6,534 as of December 31, 2006, which consisted solely of prepaid expenses, long-term portion.

In prior periods, the Company was amortizing completed masters, royalty advances and prepaid production costs. Due to the difficulty in projecting sales and due to the large amount of sales returns, management has determined that the following assets should be written off as impaired as the future cash flows from the assets are not determinable, and such assets totaling $2,086,936 as of December 31, 2006, were written off and do not appear on our balance sheet as of December 31, 2006.

We had total liabilities of $3,286,300 as of December 31, 2006, consisting solely of current liabilities.

Total current liabilities as of December 31, 2006, included bank overdraft of $8,277, accounts payable of $1,396,394, accrued liabilities, other of $157,951, accrued payroll of $308,403, including $268,688 of accrued payroll owed to our Chief Executive Officer and Director, Lee Kasper, demand notes payable, related party of $201,894, notes payable, related party, current portion of $261,019, notes payable, other, current potion of $814,796, and convertible promissory note of $137,566, in connection with past amounts owed to our former legal counsel. The convertible notes were issued on July 7, 2003, in the original amount of $137,566, and were due and payable on July 7, 2005. The convertible note is convertible into shares of our common stock at the rate of one share for each $0.25 owed, or approximately 550,264 shares of common stock. No amount of the convertible notes has been converted into common stock by the holders to date.

To date, we have financed our operations with cash from our operating activities, a Small Business Administration loan, various loans from individuals, cash raised through the sale of our securities or the exercise of options or warrants, and the issuance of our securities to various consultants and employees in payment for the provision of their services or to other creditors in satisfaction of our indebtedness to them.

In July 2000, we received a $900,000 Small Business Administration loan with Comerica Bank participation. The interest rate per annum is 2% over prime, and the loan is scheduled to be paid over an 18 year period. The balance of this loan as of December 31, 2006 was approximately $673,616.

From time to time we borrow funds from Mr. Lee Kasper, our Chief Executive Officer, President, Director and significant shareholder. These loans accrue interest at the rate of 10% per annum and are due on demand. At December 31, 2006, we owed Mr. Kasper $201,894 from these borrowings.

On August 1, 2005 we received from Mr. Kasper a loan in the amount of $350,000. The interest rate on the loan is 8% per annum, and the loan is scheduled to be repaid over a 36 month period. We used these funds to produce live music concerts. The balance of this loan as of December 31, 2006 was approximately $261,019, and as of December 31, 2006, we were approximately five months delinquent in making payments to Mr. Kasper pursuant to the loan, and are in default of such loan.

On July 27, 2005 we borrowed $100,000 from Noel Gimbel, an unrelated individual. The interest rate on the loan is 10% per annum and the loan was due in full on November 30, 2006, but has since been verbally extended until December 2007. As of December 31, 2006, we owed Mr. Gimbel $99,005, pursuant to the loan. We used these funds to produce live music concerts.

In March 2006, Kickarock Productions, Inc. ("Kickarock") loaned us $15,000, pursuant to a Promissory Note, which note bears interest a the rate of 7% per annum, which amount has not been paid to date. The loan is guaranteed by our Chief Executive Officer, Lee Kasper.

In August 2006, we received from Kickarock Productions, Inc a loan in the amount of $22,175. The interest rate on the loan is 7% per annum. No amount has been paid under this loan to date. Subsequent to August 2006, Kickarock loaned us an additional $5,000, which funds we used to pay our independent auditors.

Sources And Uses Of Cash

Summarized in the table below is information derived from our statements of cash flow comparing the year ended December 31, 2006 with the year ended December 31, 2005:

	Year Ended
	December 31, 2006	December 31, 2005
Net Cash Provided (Used) By

Operating Activities	$ 164,148	$ (307,738)
Investing Activities	37,100	(55,480)
Financing Activities	(198,764)	367,835

Net Increase (Decrease) in Cash	$ 2,484	$ 4,617

Operating Activities

During the year ended December 31, 2006, our net loss was $3,530,610. This included non-cash items of depreciation in the amount of $52,673, amortization in the amount of $115,630, a provision for doubtful accounts of $110, a loss on disposal of fixed assets of $90,437, a loss on impairment of assets of $2,086,936, amortization of options issued to employees in the amount of $65,984 and payment of consulting fees and expenses with common stock in the amount of $279,275. Cash was provided from operations by the decrease of accounts receivable of $395,335, the decrease of production costs receivable of $50,626, the decrease of inventories of $18,967, the decrease of production costs of $446,851, the decrease of prepaid royalties of $85,420, the decrease of prepaid expenses of $9,115, and the decrease of deposits of $7,800 and an increase in accounts payable of $86,266. We used the cash provided from operations to fund a decrease in accrued liabilities of $96,667.

During the year ended December 31, 2005, our net loss was $3,948,131. This included non-cash items of depreciation in the amount of $372,680, amortization of $447,652, a provision for doubtful accounts of $291,000, the cancellation of debt of ($533,164), the loss on impairment of assets of $2,147,295 and payment of consulting fees and services with common stock in the amount of $252,242. Cash was provided from operations by the decrease of inventories $433,693, the decrease in production costs of $25,562, the decrease in prepaid royalties of $234,936, the decrease of prepaid expenses of $243,180, and the increase in accrued liabilities $265,895. We used the cash provided from operations to fund a decrease in accounts payable of ($194,423).

Investing Activities

During the year ended December 31, 2006, there were disposals of property and equipment of $37,100. During the year ended December 31, 2005, there were acquisitions of property and equipment of $55,480.

Financing Activities
Financing activities for the year ended December 31, 2006 used net cash of $198,764. We repaid a bank overdraft in the amount of $54,692 and made principal payments on our demand loans payable, our notes payable to unrelated parties and our notes payable to related parties, in the amounts of $87,989, $13,302, and $133,839, respectively. We received $26,883, $22,000 and $42,175 in proceeds from our demand loan payable, notes payable to a related party, and notes payable to an unrelated party, respectively.

Financing activities for the year ended December 31, 2005 provided net cash of $367,835. We had a bank overdraft decrease in the amount of $20,236, had net proceeds from issuance of common stock - private placement in the amount of $85,000, had proceeds from our demand loan payable to related parties, notes payable to related parties, and notes payable to unrelated parties in the amounts of $263,000, $350,000, and $100,000, respectively. We made payments on our demand loan payable to unrelated parties, notes payable to an unrelated party, notes payable to related parties, and capital leases in the amounts of $53,745, $16,845, $368,098, and $11,713, respectively.

Commitments For Capital Expenditures

At December 31, 2006, we had no commitments for capital expenditures.

Going Concern

The financial statements included in this report are presented on the basis that the Company is a “going concern.” Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. Our auditors have indicated that the following factors raise substantial doubt as to our ability to continue as a going concern:

•	we have an accumulated a deficit of $9,293,715 since inception;

•	we have a working capital deficit of $3,242,937;

•	we continue to incur operating losses; and

•	we have begun producing music concerts which require a substantial investment of cash but have not, to date, generated substantial revenues for us.

We believe that the following will help to eliminate this qualification:

•	we have eliminated public relations expenses for the immediate future;

•	we intend to continue negotiating with major artists for the exclusive rights to produce and distribute their live music concerts worldwide; and

•	we entered into a Joint Venture agreement on January 15, 2007 with Coalition Media Group, in which we will form a new separate division of the Company, which will be funded by Coalition.

Past Due Accounts Payable

Approximately $785,000 of accounts payable were over 90 days old as of December 31, 2006, and could hamper our acquisition of inventory in future periods.

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

As of December 31, 2006 we had available $7,101 of cash on hand and a working capital deficit of $3,242,937. We currently anticipate being able to continue our business operations for the next nine (9) months if no additional funding is raised, due to the fact that our officer and Directors have been accepting shares of common stock in lieu of cash payment for services and our overhead is currently relatively low. We do believe however that we will require approximately $150,000 of additional capital to continue our business operations for the next 12 months, of which there can be no assurance. If we are required to raise additional money to continue our business operations, we may choose to do so through sales of our common stock, which may cause dilution to our existing shareholders and/or through sales of convertible debt, which may be on unfavorable terms and which may additionally cause substantial dilution to our existing shareholders.

We currently do not have any commitments for, or readily available sources of, additional financing. We cannot provide any assurances that we will be able to secure the additional cash or working capital we may require to continue our operations in the future. If we are unable to raise additional capital in the future, any investment in us could become worthless.

Moving forward, if we are unable to raise sufficient capital to continue our business operations, we may seek to merge with other companies and/or to have other companies acquire us. In the event that we do enter into a merger and/or acquisition with a separate company, our majority shareholders will likely change and new shares of common stock could be issued resulting in substantial dilution to our then current shareholders. As a result, our new majority shareholders will likely change the composition of our Board of Directors and replace our current management. The new management will likely change our business focus and we can make no assurances that our new management will be able to properly manage our direction or that this change in our business focus will be successful. If we do enter into a merger or acquisition, and our new management fails to properly manage and direct our operations, we may be forced to scale back or abandon our operations, which will cause the value of our common stock to decline or become worthless. We have not entered into any merger or acquisition agreements as of the date of this filing and we will continue with our current business in the event a merger or acquisition is not completed.

[Remainder of page left intentionally blank.]

RISK FACTORS

RISKS RELATING TO THE COMPANY

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

As of December 31, 2006 we had available $7,101 of cash on hand, a working capital deficit of $3,242,937 and a total accumulated deficit of $9,293,715. We currently anticipate being able to continue our business operations for the next nine (9) months if no additional funding is raised, due to the fact that our officer and Directors have been accepting shares of common stock in lieu of cash payment for services and our overhead is currently relatively low. We do believe however that we will require approximately $150,000 of additional capital to continue our business operations for the next 12 months, of which there can be no assurance. If we are required to raise additional money to continue our business operations, we may choose to do so through sales of our common stock, which may cause dilution to our existing shareholders and/or through sales of convertible debt, which may be on unfavorable terms and which may additionally cause substantial dilution to our existing shareholders. We currently do not have any binding commitments for, or readily available sources of, additional financing. We cannot provide any assurances that we will be able to secure the additional cash or working capital we may require to continue our operations.

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

WE ARE IN DEFAULT OF VARIOUS LOANS WHICH WERE PREVIOUSLY MADE TO US, WHICH DEFAULTS COULD CAUSE THOSE LENDERS TO TAKE ACTION AGAINST US TO RECOVER THOSE LOANS, WHICH COULD CAUSE US TO SELL OUR ASSETS AND/OR ABANDON OUR BUSINESS ACTIVITIES.

In July 2000, we obtained a Small Business Administration loan from Comerica Bank, of which $673,616 was due as of December 31, 2006, and which loan bears interest at the rate of prime plus 2% (equal to approximately 10.25%, with the prime rate at 8.25% as of the filing of this report), is payable in monthly payments of $6,414, and which loan has been in default since approximately July 2006. In August 2005, Lee Kasper, our Chief Executive Officer provided us with a $350,000 loan, which bears interest at the rate of 8% per annum and is due in thirty-six monthly payments of $10,968. We have been in default of the required payments on the loan since approximately August 2006. The loan had an outstanding balance of $261,019 as of December 31, 2006. Additionally, we have approximately $2,141,655 of current liabilities, which we do not currently have sufficient funds to repay. If Comerica Bank or Mr. Kasper, or any other of our creditors were to bring a lawsuit against us regarding our notes which are currently in default and/or any of our other current liabilities which may become due, we could be forced to expend substantial resources and funds in connection with the defense of such lawsuit and/or may be forced to allow such creditors to take a default judgment against us. If this were to happen, we could be forced to sell all or a portion of our assets and/or the rights to our licensing agreements to pay for such legal fees and/or to satisfy any judgments obtained against us. Such sales could cause us to curtail or abandon our business operations and could cause our securities to become worthless.

WE MAY BE UNABLE TO CONTINUE OUR OPERATIONS IF WE DO NOT OBTAIN FINANCING.

Our independent auditor has noted in its report concerning our financial statements as of December 31, 2006 that we have incurred significant operating losses and that we have negative working capital. If we are not able to obtain financing, we may be unable to continue our operations.

WE FACE A RISK OF A CHANGE IN CONTROL DUE TO THE FACT THAT OUR CURRENT OFFICERS AND DIRECTORS DO NOT OWN A MAJORITY OF OUR OUTSTANDING COMMONS STOCK.

Our current officers and Directors can vote an amount of common stock equal to approximately thirty (30%) of our outstanding common stock. As a result, our officers and Directors may not exercise majority voting control over us and our shareholders who are not officers and Directors of us may be able to obtain a sufficient number of votes to choose who serves as our Directors. Because of this, the current composition of our Board of Directors may change in the future, which could in turn have an effect on those individuals who currently serve in management positions with us. If that were to happen, our new management could affect a change in our business focus and/or curtail or abandon our business operations, which in turn could cause the value of our securities, if any, to decline.

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

WE RELY UPON KEY PERSONNEL AND IF THEY LEAVE US, OUR BUSINESS PLAN AND RESULTS OF OPERATIONS COULD BE ADVERSELY AFFECTED.

We rely heavily on our executive officers and other key personnel, particularly our founder, Mr. Kasper, and our Vice President, Mr. Joseph Giarmo, for our success. Their experience and input create the foundation for our business and they are responsible for the directorship and control over our business activities. While we currently have an employment agreement with Mr. Kasper, we do not have an employment agreement with Mr. Giarmo, nor do we currently have a "key man" insurance policy on Mr. Kasper or Mr. Giarmo. Moving forward, should we lose the services of either Mr. Kasper or Mr. Giarmo, for any reason, we will incur costs associated with recruiting replacements and delays in our operations. If we are unable to replace either individual with another suitably trained individual or individuals, we may be forced to scale back or curtail our business plan and business activities. As a result of this, your investment in us could become devalued or worthless.

IF WE ARE LATE IN FILING OUR QUARTERLY OR ANNUAL REPORTS WITH THE SEC, WE MAY BE DE-LISTED FROM THE OVER-THE-COUNTER BULLETIN BOARD.

Pursuant to new Over-The-Counter Bulletin Board ("OTCBB") rules relating to the timely filing of periodic reports with the SEC, any OTCBB issuer which fails to file a periodic report (Form 10-QSB's or 10-KSB's) by the due date of such report (not withstanding any extension granted to the issuer by the filing of a Form 12b-25), three (3) times during any twenty-four (24) month period is automatically de-listed from the OTCBB. Such removed issuer would not be re-eligible to be listed on the OTCBB for a period of one-year, during which time any subsequent late filing would reset the one-year period of de-listing. As we were late in filing our 10-QSB for the quarterly period ending September 30, 2006, if we are late in our filings two more times in the current twenty-four (24) month period, and/or are late in our filings any three times in any subsequent twenty-four (24) month period and are de-listed from the OTCBB, our securities may become worthless and we may be forced to curtail or abandon our business plan.

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

[Remainder of page left intentionally blank.]

ITEM 7. FINANCIAL STATEMENTS

The Financial Statements required by Item 310 of Regulation S-B are stated in U.S. dollars and are prepared in accordance with U.S. Generally Accepted Accounting Principles.

To the Board of Directors and Stockholders
Nutech Digital, Inc.
Van Nuys, California

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Nutech Digital, Inc. as of December 31, 2006 and 2005 and the related statements of income, stockholders’ deficit, and cash flows for the years then ended. Nutech Digital, Inc’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audits of the financial statements include examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nutech Digital, Inc. as of December 31, 2006 and 2005, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and is dependent upon the continued sale of its securities or obtaining debt financing for funds to meet its cash requirements. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Weaver & Martin, LLC
Weaver & Martin, LLC
Kansas City, Missouri
March 21, 2007

NUTECH DIGITAL, INC.
     BALANCE SHEET
   DECEMBER 31, 2006

ASSETS
CURRENT ASSETS
Cash in bank	$7,101
Prepaid expenses, current portion	36,262

TOTAL CURRENT ASSETS	43,363
PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION	51,227
OTHER ASSETS
Prepaid expenses, long-term portion	6,534

TOTAL OTHER ASSETS	6,534
TOTAL ASSETS	$101,124
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Bank overdraft	$8,277
Accounts payable	1,396,394
Accrued payroll, related parties	308,403
Accrued liabilities, other	157,951
Demand notes payable, related party	201,894
Notes payable, related party	261,019
Notes payable, other	814,796
Convertible promissory note	137,566

TOTAL CURRENT LIABILITIES	3,286,300
STOCKHOLDERS’ EQUITY
Preferred stock
Authorized - 50,000,000 shares
Issued and outstanding -0- shares	-
Common stock
Authorized 100,000,000 shares, no par value
Issued and outstanding - 32,172,494 shares	6,108,539
Accumulated (deficit)	(9,293,715)

TOTAL STOCKHOLDERS’ EQUITY	(3,185,176)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$101,124

The accompanying notes are an integral part of these financial statements.

NUTECH DIGITAL, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
SALES, NET	$1,027,431		$2,784,214
OPERATING EXPENSES
COST OF SALES	505,993		1,730,756
SELLING EXPENSES	46,754		129,571
ROYALTY EXPENSES	167,491		661,152
CONSULTING FEES	116,580		393,970
SALARIES AND WAGES	872,217		1,011,372
LEGAL EXPENSES	98,299		274,612
GENERAL AND ADMINISTRATIVE EXPENSES	498,496		775,222
TOTAL OPERATING EXPENSES	2,305,830		4,976,655
OPERATING (LOSS)	(1,278,399)		(2,192,441)
OTHER INCOME (EXPENSE)
Interest expense	(155,489)		(152,759)
Loss on impairment of assets	(2,086,936)		(2,147,295)
Cancellation of bad debt	-		533,164
Recovery of prior year security deposit	50,000		-
Loss on sale of fixed assets	(90,437)		-
Rental income	31,451		12,000
TOTAL OTHER INCOME (EXPENSE)	(2,251,411)		(1,754,890)
(LOSS) BEFORE CORPORATION INCOME TAXES	(3,529,810)		(3,947,331)
CORPORATION INCOME TAXES	800		800
NET (LOSS)	$(3,530,610)	$	(3,948,131)
NET (LOSS) PER COMMON SHARE BASIC AND DILUTED	$(0.13)	$	(0.17)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING BASIC AND DILUTED	27,593,590		22,755,954

The accompanying notes are an integral part of these financial statements.

NUTECH DIGITAL, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	Common Stock				Accumulated Deficit		Total
	Shares Issued	Shares Owed But Not Issued	Amount Issued	Amount Owed But Not Issued

BALANCE, JANUARY 1, 2005	21,880,494	-	$5,046,769	$-	$	(1,814,974)	$3,231,795
ISSUANCE OF COMMON STOCK FOR:
SERVICES UNDER 2003 CONSULTANT STOCK PLAN	500,000	-	75,500	-		-	75,500
OTHER SERVICES AND PREPAID EXPENSES	1,645,000	-	151,922	-		-	151,922
WARRANTS ISSUED FOR SERVICES	-	-	11,700			-	11,700
CASH - OPTIONS EXERCISED UNDER THE 2001 EQUITY INCENTIVE PLAN	-	1,172,000	-	85,000		-	85,000
OPTIONS ISSUED FOR SERVICES	-	-	13,120	-			13,120
NET LOSS FOR THE YEAR ENDED DECEMBER 31, 2005	-	-	-	-		(3,948,131)	(3,948,131)
BALANCE, DECEMBER 31, 2005	24,025,494	1,172,000	5,299,011	85,000		(5,763,105)	(379,094)

The accompanying notes are an integral part of these financial statements.

NUTECH DIGITAL, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	Common Stock				Accumulated Deficit		Total
	Shares Issued	Shares Owed But Not Issued	Amount Issued	Amount Owed But Not Issued

ISSUANCE OF COMMON STOCK FOR:
SERVICES UNDER 2003 CONSULTANT STOCK PLAN	5,825,000	-	$119,475	$-		$-		$119,475
ISSUANCE OF SHARES FROM PRIOR PERIOD	1,172,000	(1,172,000)	85,000	(85,000)
OTHER SERVICES AND EXPENSES	1,150,000	-	412,119	-		-		412,119
CASH - OPTIONS EXERCISED UNDER THE 2001 EQUITY INCENTIVE PLAN	-	-	192,934	-		-		192,934
NET (LOSS) FOR YEAR ENDED DECEMBER 31, 2006	-	-	-	-		(3,530,610)		(3,530,610)
BALANCE, DECEMBER 31, 2006	32,172,494	-	$6,108,539	$-	$	(9,293,715)	$	(3,185,176)

The accompanying notes are an integral part of these financial statements.

NUTECH DIGITAL, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(3,530,610)	$	(3,948,131)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation	52,673		372,680
Amortization	115,630		447,652
Provision for doubtful accounts	110		291,000
Cancellation of debt	-		(533,164)
Loss on disposal of fixed assets	90,437		-
Loss on impairment of assets	2,086,936		2,147,295
Issuance of common stock for services, consulting fees and other expenses	128,325		252,242
Non-cash rent expense	9,000		-
Amortization of options issued to employees	207,934		-
Changes in operating assets and liabilities:
Accounts receivable	395,335		(233,529)
Production costs receivable	50,626		(112,626)
Inventories	18,967		433,693
Production costs	446,851		25,562
Prepaid royalties	85,420		234,936
Prepaid expenses	9,115		243,180
Deposits	7,800		-
Accounts payable	86,266		(194,423)
Accrued liabilities	(96,667)		265,895
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	164,148		(307,738)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	-		(55,480)
Disposal of property and equipment	37,100		-
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	37,100		(55,480)
CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	(54,692)		20,236
Net proceeds from issuance of common stock - private placement	-		85,000
Proceeds from demand loan payable, related parties	26,883		263,000
Proceeds from notes payable, related parties	22,000		350,000
Proceeds from notes payable, other	42,175		100,000
Repayment of demand loan payable, related parties	(87,989)		(53,745)
Repayment of notes payable, other	(13,302)		(16,845)
Repayment of notes payable, related parties	(133,839)		(368,098)
Payments on capital leases payable	-		(11,713)
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(198,764)		367,835
NET INCREASE IN CASH	2,484		4,617
CASH BALANCE, AT BEGINNING OF PERIOD	4,617		-
CASH BALANCE, AT END OF PERIOD	$7,101		$4,617

The accompanying notes are an integral part of these financial statements.

NUTECH DIGITAL, INC.
STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID DURING THE PERIOD FOR:
Interest	$159,705	$128,394
Taxes	$-	$800

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for prepaid expenses, services consulting fees and other expenses	$128,325	$252,242
Non-cash rent expense.........................................................................................	$9,000	-
Amortization of options issued to employees.......................................................	$207,934	-
Cancellation of debt	$-	$533,164
Asset impairment	$2,209,912	$2,147,295

The accompanying notes are an integral part of these financial statements.

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

NuTech Digital, Inc. is engaged in the business of producing popular music concerts and licensing and distributing general entertainment products, most of which are made available through digital versatile discs, commonly known as DVDs. Our products include Japanese anime, late night programming, and children's animated films. We own more than 600 exclusive DVD titles and a growing library of high definition music concerts. During the 2005 fiscal year, the Company changed the focus of its business from the licensing and sale of general entertainment products to the production of popular music concerts for distribution. The Company’s products are principally sold through retail stores, the Internet and wholesale distributors.

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

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The following factors raise substantial doubt as to the Company’s ability to continue as a going concern:

A.	The Company has accumulated a deficit of $9,083,715 since inception.

B.	The Company has a working capital deficit of $3,032,937.

C.	The Company continues to incur operating losses.

See Note 24 for managements plan to eliminate the going concern qualification.

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

The Company depreciates its property and equipment for financial reporting purposes using the straight-line method based upon the following useful lives of the assets:

Office furniture and equipment	5-7 years
Computer equipment	5 years
Computer software	3 years
Trade show equipment	7 years

Inventory, Completed Masters, Production Costs

Effective July 1, 2006, the Company expenses all inventory, completed masters and production costs due to the fact that reliable estimates of revenue and projected cash flow can not be determined.

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

In 2006, management decided to record income on the cash basis due to the fact that we can not make reliable estimates of revenue and projected cash flow can not be determined. In 2005, the Company’s sales were recorded when its products were shipped, net of an estimate of returns.

Disclosure About Fair Value of Financial Instruments

The Company has financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at December 31, 2006 as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

Stock based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment: An Amendment of FASB Statements No. 123 and 95” using the modified prospective method. Under this method, compensation cost is recognized on or after the effective date for the portion of outstanding awards, for which the requisite service has not yet been rendered, based on the grant date fair value of those awards. Prior to January 1, 2006, the Company accounted for employee stock options using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” and adopted the disclosure only alternative of SFAS No. 123. For stock-based awards issued on or after January 1, 2006, the Company recognizes the compensation cost on a straight-line basis over the requisite service period for the entire award. Measurement and attribution of compensation cost for awards that are unvested as of the effective date of SFAS No. 123(R) are based on the same estimate of the grant-date or modification-date fair value and the same attribution method used previously under SFAS No. 12.

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options and warrants have characteristics different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of such stock options.

Long-Lived Assets

Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses the recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value. The Company had impairment losses of $2,086,936 in 2006 and $2,147,295 in 2005.

Shipping and Handling Costs

The Company’s policy is to classify shipping and handling costs as part of cost of good sold in the statements of operations.

Reclassifications

Certain 2005 amounts have been reclassified to conform to 2006 presentations.

NOTE 2 MAJOR CUSTOMERS

For the year ended December 31, 2006, the Company had two customers that accounted for 31% of total revenue. For the year ended December 31, 2005, the Company had one customer that accounted for 21% of total revenue.

NOTE 3 PROPERTY AND EQUIPMENT

Property and equipment and accumulated depreciation consist of:

Office furniture and equipment	$ 12,118
Computer equipment	107,239
Computer software	51,252
170,609
Less accumulated depreciation	119,382
$ 51,227

NOTE 4 ACCOUNTS PAYABLE

A summary of the accounts payable at December 31, 2006 is as follows:

U-Tech Media Corp.	$227,471
Queenstone Financial Corp	312,798
Richardson & Patel	144,597
Other	501,528

$1,186,394

NOTE 5 ACCRUED PAYROLL, RELATED PARTIES

A summary of the accrued payroll at December 31, 2006 is as follows:

Lee Kasper	$254,686
Joe Giarmo	38,179
Eli Aramyan	14,000
Jay Hergott 1,538
$308,403

NOTE 6 ASSET IMPAIRMENT

Effective July 1, 2006, the Company expenses all inventory, completed masters and production costs due to the fact that reliable estimates of revenue and projected cash flow can not be determined.

Management reviewed its projected cash flows and sales from its DVD’s and produced concerts, and determined the necessity to write-off the following assets as impaired:

	2006	2005
Impairment of prepaid royalties	$668,634	$2,014,059
Impairment of completed masters	425,040	133,236
Impairment of accounts receivable	51,156	-
Impairment of inventory	467,119	-
Impairment of production costs	474,987	-
	$2,086,936	$2,147,295

NOTE 7  CANCELLATION OF DEBT

In December 2005, a note payable to a supplier in the amount of $533,164, consisting of $400,000 of principal and $133,164 of accrued interest, was cancelled as the debt is uncollectible due to expiration of the statute of limitations for debt collection.

NOTE 8 INCOME TAXES

Provision

The provision for income taxes for the years ended December 31, 2006 and 2005 represents primarily California franchise taxes and consists of the following:

NOTE 8 INCOME TAXES (CONTINUED)

                                                                                                                                                  2006                   2005

                                                                           Current                                                 $        800                 $         800
                                                                           Deferred                                               $            -                  $            -

Deferred Tax Components

Significant components of the Company’s deferred tax assets are as follows at December 31, 2006:

Net operating loss carryforwards	$3,114,621
Less valuation allowance	3,114,621
Net deferred tax assets	$-
Summary of valuation allowance:
Balance, January 1, 2006	$1,929,300
Increase for the year ended December 31, 2006	1,185,321
Balance, December 31, 2006	$3,114,621

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

Net Operating Loss Carryforwards

The Company has the following net operating loss carryforwards:

Year of Loss	Expiration Date
December 31, 2003	December 31, 2023	$653,358
December 31, 2004	December 31, 2024	1,089,001
December 31, 2005	December 31, 2025	3,625,948
December 31, 2006	December 31, 2026	3,530,610
		$8,898,917

In the event that a change in ownership of the Company of greater than 50 percent occurs/occurred as a result of the Company’s issuance of common and preferred stock, the utilization of the net operating loss carryforward will be subject to limitation or may not be available under certain provisions of the United States Internal Revenue Code.

	Total	Current Portion

LEE KASPER (PRESIDENT OF THE COMPANY)

Mr. Kasper routinely provides the Company with advances and
debt payments as necessary. The loan is due upon demand and
bears interest at 10% per annum. The principal balance at
December 31, 2006 is:	$201,894	$201,894

NOTE 10 NOTES PAYABLE, RELATED PARTY

Total	Current Portion
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
2. Interest - 8% per annum.
3. Thirty-six monthly payments of principal and interest in the amount of $10,968.
4. The Company is five months behind in its payments and is in default on the loan.
5. Principal balance at December 31, 2006 is:
$261,019	$261,019

NOTE 11 NOTES PAYABLE, OTHER

Total	Current Portion

SMALL BUSINESS ADMINISTRATION AND COMERICA BANK LOAN

On July 12, 2000, the Company received a $900,000 Small Business Administration loan with Comerica Bank participation. The loan requires monthly payments of $6,414, including interest at 2% over prime. The loan is secured by all assets of the Company and the major stockholder’s personal residence and personal guaranty. The loan matures on July 14, 2018. Effective interest rate at December 31, 2006 was 9.25%. The Company is six months behind in its payments on the loan balance and is in default on the loan.

$673,616	$673,616

NUTECH DIGITAL, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006

NOTE 11 NOTES PAYABLE, OTHER (CONTUNUED)

KICKAROCK PRODUCTIONS INC.

During 2006, the Company received loans in the amount of $42,175 from an unrelated company. The loan matures in December 2007. The loan accrues interest at a rate of 7% per annum.

42,175	42,175
NOEL GIMBEL

On July 27, 2005, the Company received a $100,000 loan from an unrelated individual. The loan requires the payment of the principal in full in December 2007, together with any accrued interest at the rate of 10%. The loan is personally guaranteed by Mr. Lee Kasper.
99,005	99,005
$814,796	$814,796

Future minimum principal payments on the notes payable to others are as follows:

December 31, 2007	$814,796

NOTE 12 CONVERTIBLE PROMISSORY NOTES

In July 2003 the Company issued two convertible promissory notes totaling $137,566. The notes can be converted after July 7, 2004 into common stock of the Company at a conversion price of $0.25 per share (550,264 total shares). The notes are unsecured and bear interest at the minimum rate permitted by the IRS. The Company’s stock was trading at $0.15 per share on the date that the note was issued. Accordingly, no beneficial conversion feature existed on these notes. The notes are due upon demand.

NOTE 13 ADVERTISING

The Company expenses all advertising as incurred. Advertising expenses for the years ended December 31, 2006 and 2005 were $17,435 and $7,292, respectively.

NOTE 14 COMMON STOCK

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

NUTECH DIGITAL, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006

NOTE 14 COMMON STOCK (CONTINUED)

On September 1, 2005, 25,000 shares of restricted common stock, with an aggregate fair value of $2,750, were issued to a consultant for services rendered during July, August and September of 2005.

On September 14, 2005, 200,000 shares of restricted common stock, with an aggregate fair value of $23,800, were issued to the Company’s SEC counsel in payment of services rendered December 2004 through June 2005.

On October 28, 2005, the Company received $85,000 cash in exchange for 1,172,000 shares of restricted common stock at the market value of $0.0725 on the date of approval. The shares were sold to two unrelated parties. The shares were not issued as of December 31, 2005, but were issued in 2006.

On November 15, 2005, 50,000 shares of restricted common stock, with an aggregate fair value of $4,500 were issued to a consultant for services to be rendered during the fourth quarter of 2005.

On November 28, 2005, 1,170,000 shares of restricted common stock with an aggregate fair value of $95,199 were issued to the Company’s SEC council in payment of services rendered through July 2005 through October 2005.

During the year ended December 31, 2006, the Company issued the following shares of common stock:

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

On August 8, 2006, 5,000,000 shares of common stock, with an aggregate fair value of $82,500 were issued to five consultants for a six month consulting agreement that expires on February 8, 2007. Of this amount, $65,462 was expensed and $17,038 was recorded on the balance sheet as prepaid expenses as of December 31, 2006.

On December 15, 2006, 1,000,000 shares of common stock, with an aggregate fair value of $15,000 were issued to two employees of the company as a substitution for wages owed.

On December 20, 2006, 600,000 shares of common stock, with an aggregate fair value of $10,200 were issued to a consultant for $24,000 of past services provided.

NOTE 15 REAL ESTATE LEASES

On May 1, 2001, the Company leased its office and warehouse facilities for five years and three months. The details on the lease are as follows:

1.	Base rentals - $7,800 per month plus operating costs with cost of living adjustments in May of each year.

2.	Termination date - July 31, 2006

At the end of the lease, the Company relocated to the home of an officer of the Company. The Company is being charged an amount of $2,000 per month for the use of this location.

NUTECH DIGITAL, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006

NOTE 15 REAL ESTATE LEASES (CONTINUED)

The rent expense for the years ended December 31, 2006 and 2005 was $83,178 and $114,488, respectively.

NOTE 16 INCENTIVE STOCK OPTIONS

The Board of Directors and stockholders approved the NuTech Digital, Inc. 2001 Equity Incentive Plan which permits the Board of Directors to grant, for a ten year period, both stock purchase rights and stock options. The Company has reserved 12,695,000 shares of its common stock for issuance to the directors, employees and consultants under the Plan. The Plan is administered by the Board of Directors.

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

On July 7, 2006, the exercise price for 1,955,000 options, that were previously issued, was amended to a value of $0.01 per option granted.

Vesting terms of the options range from immediate to ten years.

A summary of the option activity for the year ended December 31, 2006, pursuant to the terms of the plan is as follows:

	Shares Under Option	Weighted Average Exercise Price
Options outstanding at January 1, 2006	2,190,000	$0.33
Cancelled and expired	115,000	0.33
Options outstanding at December 31, 2006	2,075,000	$0.02

Information regarding stock options outstanding as of December 31, 2006 is as follows:

Price range	$0.01 - $ 0.11
Weighted average exercise price	$0.02
Weighted average remaining contractual life	3 years, 5 months

NUTECH DIGITAL, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006

A summary of the option activity for the year ended December 31, 2005, pursuant to the terms of the plan is as follows:

NOTE 16 INCENTIVE STOCK OPTIONS (CONTINUED)

	Shares Under Option	Weighted Average Exercise Price
Options outstanding at January 1, 2005	2,715,000	$0.31
Cancelled and expired	(525,000)	0.20
Options outstanding at December 31, 2005	2,190,000	$0.33

Options for the purchase of 2,190,000 shares were exercisable at December 31, 2005.

Information regarding stock options outstanding as of December 31, 2005 is as follows:

Price range	$ 0.11 - $ 0.66
Weighted average exercise price	$ 0.59
Weighted average remaining contractual life	4 years, 5 months

NOTE 17 ADDITIONAL STOCK OPTIONS

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

On June 18, 2004, Joseph Giarmo was granted an option to purchase 300,000 shares of common stock at a price of $0.35 per share, the fair market value on the date of grant. The term of the option is ten years. The right to purchase 150,000 shares vested immediately, in recognition of Mr. Giarmo’s efforts in filming our first music concert. Mr. Giarmo was granted the right to purchase 50,000 shares if the Company earned at least $2,000,000 in any calendar quarter during the 2004 fiscal year. Mr. Giarmo’s right to purchase an additional 50,000 shares was to vest if the Company earned at least $5,000,000 in revenues during the 2004 fiscal year. The right to purchase 50,000 shares was to vest if the Company successfully produced at least two major music concerts during the 2004 fiscal year. A major music concert is defined as a concert having a production budget that is no less that $250,000. The Company successfully produced two major music concerts during the 2004 fiscal year. As of December 31, 2004, the right to purchase 100,000 of these warrants lapsed.

NUTECH DIGITAL, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006

NOTE 17 ADDITIONAL STOCK OPTIONS (CONTINUED)
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

On July 7, 2006, the exercise price for the 7,840,000 additional options that were previously issued outside of the NuTech Digital, Inc. 2001 Equity Incentive Plan, were amended to a value of $0.01 per option granted.

NOTE 18 COMMON STOCK PURCHASE WARRANTS

On February 24, 2004, the Company issued warrants to acquire up to 12,500,000 shares of common stock at the exercise price of $0.75 in agreement with a private offering on the same date. The warrants expire on February 24, 2014 and are fully vested.

On March 17, 2005, the Company issued a warrant to acquire up to 3,000,000 shares of common stock at an exercise price of $0.14 to the Company’s President, Lee Kasper. On April 26, 2005, the warrant was cancelled by mutual agreement of the Company and Mr. Kasper.

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

The following table summarizes information about fixed stock warrants outstanding at December 31, 2006:

NUTECH DIGITAL, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006

NOTE 18 COMMON STOCK PURCHASE WARRANTS (CONTINUED)

Date	Number of Shares	Term	Exercise Price
February 24, 2004	12,500,000	10 years	$0.75
April 25, 2005	100,000	2 years	$0.65
April 25, 2005	100,000	2 years	$0.85
April 25, 2005	100,000	2 years	$1.00
	12,800,000

NOTE 19 COMMITMENTS AND CONTINGENCIES

L&M Optical Disk West, LLC

On August 1, 2005, the Company entered into an Exclusive Replication Services Agreement with L&M Optical Disk West, LLC, (“L&M”), whereby L&M is the Company’s exclusive provider of replication and packaging services. The agreement has a term of two years and calls for payment in accordance with L&M’s regular fee schedule.

Employment Agreement

On September 1, 2005, the Company’s Board of Directors approved an Employment Agreement for Lee Kasper, the Company’s President. The term of the Employment Agreement is seven years. After the initial term, unless either party gives 180 days notice to the other that it wishes to terminate the Employment Agreement, the term will be renewed for successive one year periods.

Mr. Kasper received a base salary of $600,000 during 2005, and $300,000 during 2006. Mr. Kasper will also be entitled to receive an annual performance bonus based on standards and goals established by the Board of Directors and Mr. Kasper within 90 days of the beginning of each fiscal year. Mr. Kasper is also entitled to participate in any benefit programs established for the Company’s employees. In 2006, Mr. Kasper’s salary was reduced to a base of $300,000.

The Company may terminate Mr. Kasper’s employment for cause, as defined in the Employment Agreement. Irrespective of the reason for Mr. Kasper’s termination, the Company must immediately prepay in full, irrespective of the terms of the promissory notes or other agreements evidencing the indebtedness, any loans made by Mr. Kasper to the Company or personally guaranteed by Mr. Kasper on behalf of the Company.

Mr. Kasper was also granted certain options to purchase shares of the Company’s common stock. See Note 17.

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

The following is a summary of the shares covered by the plan as of December 31, 2006:

Total shares authorized	5,000,000
Shares issued during the year ended December 31, 2003 ($0.12 - $1.20 per share)	1,315,000
Shares issued during the year ended December 31, 2004 ($0.24 - $1.20 per share)	1,082,223
Shares issued during the year ended December 31, 2005 ($0.09 - $0.22 per share)	500,000
Shares issued during the year ended December 31, 2006	-
Shares available for future issuance	2,102,777

NOTE 21 BUSINESS SEGMENTS

FASB Statement No.131 “Disclosures About Segments of an Enterprise and Related Information,” requires companies to provide certain information about their operating segments. The Company has two operating segments: revenues derived from purchasing licensing rights to entertainment products and revenue from the sales derived from product of live concerts.

Summarized financial information concerning the Company’s reportable segments is shown on the following table:

2006	Purchasing Licenses And General Operations	Production of Live Concerts	Total
Sales, net	$918,683	$108,748	$1,027,431
Operating (loss)	(1,122,405)	(155,994)	(1,278,399)
Total assets	101,124	-	101,124
Depreciation and amortization Capital expenditures	52,672 -	112,430 -	165,102 -

2005	Purchasing Licenses And General Operations	Production of Live Concerts	Total
Sales, net	$1,923,919	$860,295	$2,784,214
Operating (loss)	(1,748,575)	(443,866)	(2,192,441)
Total assets	2,462,043	654,328	3,116,371
Depreciation and amortization Capital expenditures	372,680 55,480	447,652 -	820,332 55,480

NOTE 22 RECOVERY OF SECURITY DEPOSIT

On August 29, 2006, the Company received $50,000 from a service company that had previously been expensed in a prior year.

NOTE 23 SUBSEQUENT EVENTS

On January 10, 2007, 2,000,000 shares of common stock, with an aggregate fair value of $24,000 were issued to an officer of the Company for services rendered.

On January 15, 2007, the Company entered into a Joint Venture agreement with Coalition Media Group, in which it is anticipated that through the Joint Venture, they will form a new separate division of the Company, which will be funded by Coalition. Under the terms of the agreement, Mr. Troy Carter will become the Chief Executive Officer of this new company and will develop programming for marketing and media distribution channels along with NuTech. In exchange for these services, NuTech issued 15,000,000 shares to Mr. Carter.

NOTE 24 MANAGEMENT PLANS

Management’s plans to eliminate the going concern situation include, but are not limited to:

a.	Eliminate public relations expenses for the immediate future.

b.	Continue negotiating with major artists for the exclusive rights to produce and distribute their live music concerts worldwide.

c.	Enter into a Joint Venture agreement to provide additional cash flows (see note 24).

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

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-KSB (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There were no changes in the Company's internal control over financial reporting during the fourth fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND OFFICERS:

The following table sets forth certain information regarding our Directors and executive officers.

Name	Age	Position
Lee Kasper	61	Chief Executive Officer, President,
		Chief Financial Officer, Director
Joseph Giarmo	38	Vice President, Director
Yegia Eli Aramyan	54	Accountant, Director

There are no family relationships among any of the Directors or officers of the Company.

Business Experience:

Lee Kasper
President, Chief Executive Officer, Chief Financial Officer, founder and Director

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

Joseph Giarmo
Vice-President and Director

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

Yegia Eli Aramyan.
Accountant and Director

Mr. Aramyan joined NuTech in 2001 as an accountant, responsible for maintaining our general ledger, preparing financial statements, undertaking internal auditing and working with our independent auditors on our financial statement preparation. Since approximately January 2007, Mr. Aramyan has been employed by Steno Enterprise. As a result of his alternate employment, Mr. Aramyan spends approximately ten (10) hours per week on Company matters. Prior to joining NuTech, Mr. Aramyan worked for 20 years as Group Controller and Accounting Manager for various companies in an investment group, including Morfi International and Sobleski USA. His responsibilities included budgeting, control, tax, audit, consolidations and general ledger and supporting work. On a consulting basis, Mr. Aramyan has worked for a number of high technology firms, performing accounting and implementing information systems. Mr. Aramyan earned his Bachelor of Arts and Masters of Arts degrees in Economics and Finance from the University of Armenia. Mr. Aramyan became a Director in June 2002.

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

COMPENSATION DISCUSSION AND ANALYSIS

Director Compensation

Other than Mr. Hergott, our former Director, who previously drew a salary from us for his services to the Board of Directors, our Directors do not receive any separate consideration from the Company other than the compensation (if any), that they are paid as the Company’s executives for their services on the Board of Directors. The Board of Directors reserves the right in the future to award the members of the Board of Directors cash or stock based consideration for their services to the Company, which awards, if granted shall be in the sole determination of the Board of Directors. Mr. Hergott accrued $1,538 of consideration during the year ended December 31, 2006, in connection with his service to the Board of Directors; however, Mr. Hergott has since resigned from the Company.

Executive Compensation Philosophy

Our Board of Directors determines the compensation provided to our executive officers in their sole determination. Our executive compensation program is designed to attract and retain talented executives to meet our short-term and long-term business objectives. In doing so, we attempt to align our executives’ interests with the interests of our shareholders by providing an adequate compensation package to such executives. This compensation package may include a base salary, funding permitting, which we believe is competitive with other companies of our relative size. In addition, we have previously granted certain options to our executive and non-executive employees as part of our compensation package, and our Board of Directors reserves the right to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance in the future. This package may also include long-term, stock based compensation to certain executives which is intended to align the performance of our executives with our long-term business strategies. As we have had significant working capital deficiencies during the past two fiscal years, our executive officers have agreed to keep their salaries and compensation packages to a minimum to conserve our working capital for business operations and current liabilities.

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

To our knowledge, based solely upon review of the copies of such reports received or written representations from the reporting persons, we believe that during our 2006 fiscal year our Directors, executive officers and persons who own more than 10% of our common stock did not comply with all Section 16(a) filing requirements. These deficiencies include, but are not limited to the fact that Mr. Aramyan and Giarmo failed to file Form 4 filings in connection with the issuances of shares they received in December 2006 and Mr. Kasper failed to file a Form 4 in connection with his grant of shares in January 2007.

Employment Agreements

On September 1, 2005 our Board of Directors approved an Employment Agreement for Lee Kasper. The term of the Employment Agreement is seven years. After the initial term, unless either party gives 180 days notice to the other that it wishes to terminate the Employment Agreement, the term will be renewed for successive one year periods.

Mr. Kasper will receive a base salary of $300,000 per year. Mr. Kasper will also be entitled to receive an annual performance bonus based on standards and goals established by the Board of Directors and Mr. Kasper within 90 days of the beginning of each fiscal year. Mr. Kasper is also entitled to participate in any benefit programs established for our employees.

We may terminate Mr. Kasper's employment for cause, including, his conviction for embezzlement, fraud, larceny or theft from the Company, his conviction for any felony or misdemeanor involving moral turpitude, deceit, dishonesty or fraud, any material misconduct or violation of the Company’s policies which continues for 90 days after written notice of such conduct, or a material breach of any of the covenants he agreed to in the employment agreement. If Mr. Kasper's employment were to be terminated for cause, he would not receive severance benefits. We may also terminate Mr. Kasper's employment by giving him 90 days written notice of termination or if he becomes disabled. Mr. Kasper's employment will be terminated as a result of his death. If Mr. Kasper's employment were to be terminated for any of these reasons (other than for cause), Mr. Kasper would be entitled to the following severance benefits:

o  payment, in a lump sum, of his base salary for the remainder of the term;

o  three years' base salary;

o  any performance bonus to which he may be entitled; and

o  an amount equal to the average of any discretionary bonus he received during the past three years.

Irrespective of the reason for Mr. Kasper's termination, we must immediately repay in full, irrespective of the terms of the promissory notes or other agreements evidencing the indebtedness, any loans made by Mr. Kasper to us or personally guaranteed by Mr. Kasper on behalf of us in the event of the termination of his employment from the Company.

[Remainder of page left intentionally blank.]

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information as to the compensation paid or accrued to our officers and Directors, for the years ended December 31, 2006, December 31, 2005 and December 31, 2004:

SUMMARY COMPENSATION TABLE

				Securities
				Underlying		All Other	Total
Name and Principal		Salary	Bonus	Options/	Stock	Compensation	Compensation
Position	Year	($)	($)	SARs(1)	Awards	($)	($)

Lee Kasper	2006	$213,461 (1)	--	--	(2)	*	$213,461
Director, CEO,	2005	$288,462	--	$297,600(3)	--	--	$586,062
President, CFO	2004	$497,308 (1) (4)	--	$972,300(5)	--	--	$1,469,608

Joseph Giarmo	2006	$38,177 (6)	--	--	$7,500 (7)	--	$45,677
Director	2005	$137,500	--	$7,440 (8)	--	--	$144,940
Vice President	2004	$136,779	--	$383,600 (9)	--	--	$520,379
Secretary

Yegia Eli Aramyan	2006	$14,000 (10)	--	--	$7,500 (11)	--	$8,900
Director, Accountant	2005	$66,000	--	$22,320 (12)	--	--	$88,320
	2004	$65,308	$5,000	$36,590 (13)	--	--	$106,898

Jay S. Hergott	2006	$1,538 (14)	--	--	--	--	$1,538
Former Director	2005	$10,000	--	--	--	--	$10,000
	2004	$10,000	--	$10,700 (15)	$37,450 (16)	--	$51,150

----------

(1) All but $1,000 of the amount Mr. Kasper was due in salary for the year ended December 31, 2006, was accrued. Additionally, $56,227 of Mr. Kasper’s salary for the year ended December 31, 2004 was accrued. As a result, the total amount of accrued salary owed to Mr. Kasper as of December 31, 2006, was approximately $268,688.

(2) Mr. Kasper was issued 2,000,000 shares of common stock in January 2007, in consideration for payroll accrued in 2006 and the fact that Mr. Kasper has not demanded repayment of any of his outstanding loans to the Company, which shares were valued at approximately $30,000. Because these shares were issued in consideration for accrued payroll, they have not been given any value in the table above.

(3) On September 1, 2005, in conjunction with the execution of his employment agreement, we granted an option to Mr. Kasper for the purchase of 6,000,000 shares of our common stock at an exercise price of $0.121 per share, which exercise price has since been amended to $0.01 per share. The option has a term of five years. On that date we also granted Mr. Kasper a performance-based option for the purchase of 2,000,000 shares of common stock. This option has expired.

(4) Of the amount shown as compensation paid to Mr. Kasper in 2004, the payment of $56,226 has been accrued but unpaid.

(5) Represents the value of 500,000 options granted to Mr. Kasper pursuant to the Company’s 2001 Stock Option Plan and 2,500,000 options granted to Mr. Hergott separate from the 2001 Stock Option Plan, of which 1,500,000 options were subsequently cancelled.

(6) All but $7,000 of the amount Mr. Giarmo was due in salary for the year ended December 31, 2006, was accrued. As a result, the total amount of accrued salary owed to Mr. Giarmo as of December 31, 2006 was $38,179.

(7) Represents the value of 500,000 shares of common stock issued to Mr. Giarmo on December 15, 2006, in consideration for services rendered during 2006.

(8) Represents the value of 600,000 options granted to Mr. Giarmo separate from the Company’s 2001 Stock Option Plan.

(9) Represents the value of 100,000 options granted to Mr. Giarmo pursuant to the Company’s 2001 Stock Option Plan and 1,300,000 options granted to Mr. Giarmo separate from the 2001 Stock Option Plan.

(10) All but $7,000 of the amount Mr. Aramyan was due in salary for the year ended December 31, 2006, was accrued. As a result, the total amount of accrued salary owed to Mr. Aramyan as of December 31, 2006 was $14,000.

(11) Represents the value of 500,000 shares of common stock issued to Mr. Aramyan on December 15, 2006, in consideration for services rendered during 2006.

(12) Represents the value of 600,000 options granted to Mr. Aramyan, which options were not granted pursuant to the Company’s 2001 Stock Option Plan.

(13) Represents the value of 50,000 options granted to Mr. Aramyan pursuant to the Company’s 2001 Stock Option Plan and 100,000 options granted to Mr. Aramyan separate from the 2001 Stock Option Plan.

(14) The entire amount of Mr. Hergott’s salary reported above for the year ended December 31, 2006, was accrued. As a result, the total amount of accrued salary owed to Mr. Hergott as of December 31, 2006 was $1,538.

(15) Represents the value of 30,000 options granted to Mr. Hergott pursuant to the Company’s 2001 Stock Option Plan and 40,000 options granted to Mr. Hergott separate from the 2001 Stock Option Plan.

(16) Represents the value, on January 28, 2004, of 35,000 shares of common stock issued to Mr. Hergott.

* Does not include approximately $2,000 per month which Mr. Kasper is paid by us for use of a portion of his home as an office for the Company.

Other than Lee Kasper, with whom we have an employment agreement, we do not have a long term incentive plan or arrangement of compensation with any individual in the group of officers and Directors.

Outstanding Options Held by Officers and Directors
As of December 31, 2006

				Original	Amended
		Original Date	Expiration	Exercise	Exercise
Name	Options	Issued	Date	Price	Price (2)

Yegia Aramyan	100,000 (1)	5/30/2003	5/30/2013	$0.16	$0.01
Joseph Gairmo	300,000 (1)	5/30/2003	5/30/2013	$0.16	$0.01
Jay Hergott	25,000 (1)	5/30/2003	5/30/2013	$0.16	$0.01
Lee Kasper	700,000 (1)	5/30/2003	5/30/2008	$0.16	$0.01
Yegia Aramyan	100,000 (1)	10/7/2003	10/7/2013	$0.50	$0.01
Joseph Giarmo	50,000 (1)	10/7/2003	10/7/2013	$0.50	$0.01
Joseph Giarmo	100,000 (1)	1/9/2004	1/9/2014	$0.60	$0.01
Lee Kasper	500,000 (1)	1/9/2004	1/9/2009	$0.60	$0.01
Yegia Eli Aramyan	100,000	6/18/2004	6/18/2014	$0.40	$0.01
Joseph Giarmo	200,000	6/18/2004	6/18/2014	$0.40	$0.01
Lee Kasper	500,000	6/18/2004	6/18/2009	$0.40	$0.01
Lee Kasper	2,000,000	6/18/2004	6/18/2009	$0.40	$0.01
Joseph Giarmo	1,000,000	9/1/2004	9/1/2014	$0.26	$0.01
Jay Hergott	40,000	9/1/2004	9/1/2014	$0.26	$0.01
Yegia Aramyan	50,000 (1)	12/6/2004	12/6/2009	$0.27	$0.01
Jay Hergott	30,000 (1)	12/6/2004	12/6/2008	$0.27	$0.01
Yegia Eli Aramyan	300,000	9/1/2005	9/1/2015	$0.11	$0.01
Lee Kasper	6,000,000	9/1/2005	9/1/2010	$0.11	$0.01
Yegia Eli Aramyan	300,000	12/20/2005	12/20/2015	$0.06	$0.01
Joseph Giarmo	300,000	12/20/2005	12/20/2015	$0.06	$0.01

(1) Originally granted pursuant to the Company's 2001 Stock Option Plan.
(2) On July 7, 2006, our Board of Directors voted to amend the previous stock option awards granted to our officers and Directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 30, 2007, information regarding the beneficial ownership of our common stock with respect to each of our executive officers, each of our Directors, each person known by us to own beneficially more than 5% of the common stock, and all of our Directors and executive officers as a group. Beneficial ownership is determined under the rules of the Securities and Exchange Commission and generally includes voting or investment power over securities. The term "executive officer" is defined as the Chief Executive Officer/President, Chief Financial Officer and the Vice-President. Each individual or entity named has sole investment and voting power with respect to the shares of common stock indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted.

Shares of common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of March 30, 2007, are considered outstanding and beneficially owned by the person holding the options or warrants for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Name and Address (1)	Number of Shares of Common Stock Beneficially Owned		Percentage of Ownership

Lee Kasper	17,701,178	(2)	41.8%	(6)
Chief Executive Officer, Chief Financial Officer and Director

Joseph Giarmo	2,450,000	(3)	6.8%	(6)
Vice President and Director

Yegia Eli Aramyan	1,450,000	(4)	4.1%	(7)
Director

Jay S. Hergott	157,500	(5)	0.5%	(8)
Former Director (X)
4140 Ponchartrain Dr.
New Buffalo, Michigan, 49117
All current Officers and Directors (3 Persons)	20,601,178	(2)(3)(4)	63.2%	(9)

----------

(1) Unless otherwise indicated, the address of the persons named in this column is NuTech Digital, Inc., 3841 Hayvenhurst Dr., Encino, California 91436.

(2) Includes 200,000 shares of common stock owned by Mr. Kasper’s children, which shares he is deemed to beneficially own. Also includes 1,200,000 options to purchase shares of our common stock held by Mr. Kasper which were issued pursuant to our 2001 Stock Option Plan and an additional 7,000,000 options to purchase shares of common stock held by Mr. Kasper, which were issued outside of our 2001 Stock Option Plan. All options have an exercise price of $0.01 per share.

(3) Includes 450,000 options to purchase shares of common stock held by Mr. Giarmo which were issued pursuant to our 2001 Option Plan and an additional 1,500,000 options to purchase shares of common stock held by Mr. Giarmo, which were granted outside of our 2001 Stock Option Plan. All options have an exercise price of $0.01 per share.

(4) Includes 250,000 options to purchase shares of common stock held by Mr. Aramyan which were issued pursuant to our 2001 Option Plan and an additional 7000,000 options to purchase shares of common stock held by Mr. Aramyan, which were granted outside of our 2001 Stock Option Plan. All options have an exercise price of $0.01 per share.

(5) Includes 55,000 options to purchase shares of common stock held by Mr. Hergott which were issued pursuant to our 2001 Option Plan and an additional 40,000 options to purchase shares of common stock which were granted outside of our 2001 Stock Option Plan. Also includes 62,5000 shares of common stock beneficially owned by Mr. Hergott, which shares are held in the name of the Jay S. Hergott Revocable Trust. All options have an exercise price of $0.01 per share.

(6) Based on 42,372,494 shares of common stock outstanding assuming the exercise of all options held by Mr. Kasper.

(7) Based on 36,122,494 shares of common stock outstanding assuming the exercise of all options held by Mr. Giarmo.

(8) Based on 35,122,494 shares of common stock outstanding assuming the exercise of all options held by Mr. Aramyan.

(9) Based on 34,267,494 shares of common stock outstanding assuming the exercise of all options held by Mr. Hergott.

(10) Based on 45,367,494 shares of common stock outstanding assuming the exercise of all options held by the Company’s currently officers and Directors.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In order to fund working capital requirements, we have from time to time borrowed money from persons who are executive officers, Directors and/or beneficial holders of 5% or more of our common stock, or their affiliates. Our unpaid principal indebtedness to these persons is set forth below.

In July 2000, Mr. Kasper provided both his personal residence and his personal guaranty as security for a loan in the amount of $900,000 that we borrowed through the Small Business Administration. We make monthly payments of principal and interest in the amount of $6,414. This loan is described in greater detail above under “Liquidity and Capital Resources.”

On May 15, 2001, our Board of Directors adopted and our shareholders approved the NuTech Digital, Inc. 2001 Equity Incentive Plan (the "Equity Incentive Plan"). The Equity Incentive Plan has a term of 10 years and is administered by our Board of Directors. Pursuant to the Equity Incentive Plan, the Board of Directors may grant to eligible persons, which include employees, officers, Directors, consultants and agents, awards of options (which may be qualified or non-qualified) or common stock. 3,500,000 shares of our common stock were originally set aside for grants made under the Equity Incentive Plan. Pursuant to the terms of the Equity Incentive Plan, the number of shares available for issuance may be increased on the first day of each fiscal year by a number that will increase the total number of shares reserved to 30% of our issued and outstanding common stock. As of December 31, 2006, a total of 12,695,000 shares of the common stock included in the Equity Incentive Plan had been reserved for issuance for awards. Of this amount, 2,190,000 shares have been reserved for option grants, and 115,000 of those options have since been cancelled or expired, leaving 2,075,000 outstanding options as of December 31, 2006. Generally, the option terms extend for a period of between five and 10 years from the date of grant, with the exception of options granted to our Chief Executive Officer and President, Mr. Lee Kasper, whose options will expire 5 years from the date of grant. The price for each share of common stock purchased pursuant to the options varies. With the exception of the exercise price of the options granted to Mr. Kasper, which equals 110% of the fair market value of our common stock on the date of grant, the exercise price per share for the options granted is generally the fair market value of our common stock on the date of grant.

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

In February 2003, Mr. Kasper received a personal loan of $500,000 from Skura Intercontinental Trading Company, which is secured by his assets. The interest rate of the loan is 3% and the term is 36 months. Mr. Kasper loaned these funds to us on terms identical to the terms he received.

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

On June 18, 2004, Lee Kasper was granted an option to purchase 2,000,000 shares of common stock at a price of $0.385 per share, 110% of the fair market value on the date of grant. The term of the option is five years. Mr. Kasper had the right to purchase 1,000,000 shares if the Company earns at least $2,000,000 in any calendar quarter during the 2004 fiscal year. Mr. Kasper’s right to purchase an additional 500,000 shares would have vested if the Company earns at least $5,000,000 in revenues during the 2004 fiscal year. The right to purchase 500,000 shares would vest if the Company successfully produces at least two major music concerts during the 2004 fiscal year. A major music concert is defined as a concert having a production budget that is no less that $250,000. The Company has successfully produced two major music concerts during the 2004 fiscal year. As of December 31, 2004, the right to purchase 1,500,000 of those warrants had lapsed.

On June 18, 2004, Joseph Giarmo was granted an option to purchase 300,000 shares of common stock at a price of $0.35 per share, the fair market value on the date of grant. The term of the option is ten years. The right to purchase 150,000 shares vested immediately, in recognition of Mr. Giarmo’s efforts in filming our first music concert. Mr. Giarmo was granted the right to purchase 50,000 shares if the Company earned at least $2,000,000 in any calendar quarter during the 2004 fiscal year. Mr. Giarmo’s right to purchase an additional 50,000 shares was to vest if the Company earned at least $5,000,000 in revenues during the 2004 fiscal year. The right to purchase 50,000 shares was to vest if the Company successfully produced at least two major music concerts during the 2004 fiscal year. A major music concert is defined as a concert having a production budget that is no less than $250,000. The Company successfully produced two major music concerts during the 2004 fiscal year. As of December 31, 2004, the right to purchase 100,000 of those warrants had lapsed.

On June 18, 2004, Yegia Eli Aramyan was granted an option to purchase 100,000 shares of common stock at a price of $0.35 per share, the fair market value on the date of grant. The term of the option was ten years. The right to purchase 25,000 shares vest immediately, in recognition of Mr. Aramyan’s past service to the Company. The right to purchase the remaining 75,000 shares vests over a three year period, 25,000 shares per year, on the anniversary date of the date of grant.

On September 1, 2004, Joseph Giarmo was granted an option to purchase 1,000,000 shares of common stock at a price of $0.26 per share, the fair market value on the date of grant. The term of the option was ten years. The right to purchase 500,000 shares vested on the date of grant while the right to purchase the remaining 500,000 shares vested on October 1, 2004.
On September 1, 2004, Jay Hergott was granted an option to purchase 40,000 shares of common stock at a price of $0.26 per share, the fair market value on the date of grant. The term of the option is ten years. The option vested immediately.

On March 17, 2005, the Company issued a warrant to acquire up to 3,000,000 shares of common stock at an exercise price of $0.14 to the Company’s President, Lee Kasper. On April 26, 2005, the warrant was cancelled by mutual agreement of the Company and Mr. Kasper.

The following is a summary of the shares covered by the Company’s 2001 Stock Option Plan as of December 31, 2006:

Total shares authorized	5,000,000
Shares issued during the year ended December 31, 2003 ($0.12 - $1.20 per 20 per share)	1,315,000
Shares issued during the year ended December 31, 2004 ($0.24 - $1.20 per 20 per share)	1,082,223
Shares issued during the year ended December 31, 2005 ($0.09 - $0.22 per 22 per share)	500,000
Shares issued during the year ended December 31, 2006	-
Shares available for future issuance	2,102,777

On September 1, 2005, the Company’s Board of Directors approved an Employment Agreement for Lee Kasper, the Company’s President. The term of the Employment Agreement is seven years. After the initial term, unless either party gives 180 days notice to the other that it wishes to terminate the Employment Agreement, the term will be renewed for successive one year periods. The employment agreement is described in greater detail above.

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

On July 7, 2006, our Board of Directors, pursuant to a consent to action without meeting of the Board of Directors, voted to amend the award of previous stock options to our officers, Directors and employees as follows:

			Original	Amended
		Original Date	Exercise	Exercise
Name	Options	Issued	Price	Price

Yegia Aramyan	100,000 (1)	5/30/2003	$ 0.16	$0.01
Joseph Gairmo	300,000 (1)	5/30/2003	$ 0.16	$0.01
Jay Hergott	25,000 (1)	5/30/2003	$ 0.16	$0.01
Lee Kasper	700,000 (1)	5/30/2003	$ 0.16	$0.01
Yegia Aramyan	100,000 (1)	10/7/2003	$ 0.50	$0.01
Joseph Giarmo	50,000 (1)	10/7/2003	$ 0.50	$0.01
Joseph Giarmo	100,000 (1)	1/9/2004	$ 0.60	$0.01
Lee Kasper	500,000 (1)	1/9/2004	$ 0.60	$0.01
Yegia Eli Aramyan	100,000	6/18/2004	$ 0.40	$0.01
Joseph Giarmo	200,000	6/18/2004	$ 0.40	$0.01
Lee Kasper	500,000	6/18/2004	$ 0.40	$0.01
Lee Kasper	2,000,000	6/18/2004	$ 0.40	$0.01
Joseph Giarmo	1,000,000	9/1/2004	$ 0.26	$0.01
Jay Hergott	40,000	9/1/2004	$ 0.26	$0.01
Yegia Aramyan	50,000 (1)	12/6/2004	$ 0.27	$0.01
Jay Hergott	30,000 (1)	12/6/2004	$ 0.27	$0.01
Yegia Eli Aramyan	300,000	9/1/2005	$ 0.11	$0.01
Lee Kasper	6,000,000	9/1/2005	$ 0.11	$0.01
Yegia Eli Aramyan	300,000	12/20/2005	$ 0.06	$0.01
Joseph Giarmo	300,000	12/20/2005	$ 0.06	$0.01

(1) Originally granted pursuant to our 2001 Equity Incentive Plan.

In or around July 2006, we adopted the NuTech Digital, Inc. 2006 Directors, Officers and Consultants, Stock Option, Stock Warrant and Stock Award Plan, which has not been approved by our shareholders, which plan allowed for the issuance of 5,000,000 shares of common stock, warrants options or preferred stock to eligible Directors, employees, consultants, and attorneys who provide bona fide services to the Company, which is described in greater detail in our Registration Statement on Form S-8, filed with the Commission on August 2, 2006.

On December 15, 2006, we issued 500,000 shares of common stock to our Director Joseph Giarmo, in consideration for services rendered by Mr. Giarmo during 2006.

On December 15, 2006, we issued 500,000 shares of common stock to our Director Yegia Eli Aramyan, in consideration for services rendered by Mr. Aramyan during 2006.

On January 10, 2007, we issued 2,000,000 shares of common stock to our Chief Executive Officer and Director, Lee Kasper in consideration of payroll accrued in 2006 and the fact that Mr. Kasper has not demanded repayment of any of his outstanding loans to the Company (described in greater detail above under “Liquidity and Capital Resources.”

Our Chief Executive Officer, Lee Kasper currently provides us approximately 700 square feet of office space in his home at a rate of $2,000 per month. We have no current plans to rent additional office space at this time.

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

10.7	Note Secured by Deed of Trust by and between Lee H. and Michelle Kasper and Skura Intercontinental Trading Company dated February 19, 2003. (2)

10.8	Deed of Trust dated February 19, 2003 by Lee H. Kasper and Michelle Kasper in favor of Skura Intercontinental Trading Company. (2)

10.9	Term Loan Agreement dated November 7, 2002 between Lee Kasper and U.S Bank, N.A. (2)

10.10	Addendum to Term Loan Agreement dated November 7, 2002 between U.S. Bank N.A. and Lee Kasper. (2)

10.11	Form of Common Stock Purchase Agreement. (4)

10.12	Form of Warrant. (4)

10.13	Warrant issued to Brighton Capital, Ltd.(4)

10.14	Amended and Restated NuTech Digital, Inc. 2003 Consultant Stock Plan. (4)

10.15	Consulting Agreement dated February 18, 2004 between NuTech Digital, Inc. and Redwood Consultants, LLC.(4)

10.16	Agreement dated February 4, 2004 between NuTech Digital, Inc. and Brighton Capital, Ltd.(4)

10.17	Agreement dated January 29, 2004 between NuTech Digital, Inc. and Lyons Capital, LLP.(4)

10.18	Agreement dated February 2, 2004 between NuTech Digital, Inc. and Sloan Securities Corp.(4)

10.19	Agreement dated December 4, 2003 between NuTech Digital, Inc. and Queenstone Financial Corp., including an amendment thereto dated February 22, 2004(4)

10.20	Option grant to Lee Kasper dated June 18, 2004.(5)

10.21	Option grant to Joseph Giarmo dated June 18, 2004.(5)

10.22	Option grant to Yegia Eli Aramyan dated June 18, 2004.(5)

10.23	Option grant to Joseph Giarmo dated September 1, 2004.(5)

10.24	Employment Agreement with Lee Kasper dated September 1, 2005(6)

10.25	Option grant to Lee Kasper dated September 1, 2005 (6)

10.26	Heads of Agreement for Manufacturing and Distribution between Warner Elektra Atlantic Corporation and NuTech Digital, Inc. (7)

10.27	Consulting Agreement dated April 14, 2006 between the Company and Digital Acquisitions Company LLC (8)

10.28	Joint Venture Agreement with Coalition Media Group (9)

10.29	Video Licensing Agreement with MusicGiants, Inc. (10)

10.30	Licence Agreement Regarding Due Distribution*

10.31	Licence Agreement Regarding DVD Distribution*

31.1	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certificate of the Chief Executive Officer of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

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

(7) Filed as an exhibit to our Form 10-KSB, filed with the Commission on April 17, 2007, and incorporated herein by reference.

(8) Filed as an exhibit to our Form 10-QSB, filed with the Commission on May 22, 2006, and incorporated herein by reference.

(9) Filed as an exhibit to our Form 8-K, filed with the Commission on January 19, 2007, and incorporated herein by reference.

(10) Filed as an exhibit to our Form 10-QSB, filed with the Commission on November 22, 2006 and incorporated herein by reference.

* Filed herein

(B) Reports on Form 8-K

The Company filed the following one report on Form 8-K during the last quarter of the fiscal period covered by this report:

o	On January 19, 2007, we filed a report on Form 8-K to report our entry into the Joint Venture Agreement with Coalition Media Group and the resignation of our Former Director, Jay S. Hergott.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2006 and December 31, 2005 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

	December 31, 2006	December 31, 2005

(i) Audit Fees	$27,275	$37,250
(ii) Audit Related Fees	$0	$0
(iii) Tax Fees	$0	$0
(iv) All Other Fees	$0	$0

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                        NUTECH DIGITAL, INC.

DATED: April 6, 2007                                                                                                                                            By: /s/ Lee Kasper
                                                                                         Lee Kasper
                                                                                         President, Chief Executive Officer
                                                                                         and Chief Financial Officer
                                                                                         (Principal Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Lee Kasper	President, Chief Executive Officer,	April 6, 2007
Lee Kasper	Chief Financial Officer
(Principal Accounting Officer)
and Director

/s/Joseph Giarmo	Vice-President, Director	April 6, 2007
Joseph Giarmo

/s/ Yegia Eli Aramyan	Director	April 6, 2007
Yegia Eli Aramyan