Form 10QSB
period 2007-03-31
NUTECH DIGITAL INC
filed 2007-05-14
CIK 1144347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-50021

NuTECH DIGITAL, INC.
(Exact name of registrant as specified in its charter)

California	95-4642831
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

3841 Hayvenhurst Drive, Encino,CA 91436
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The registrant had 34,172,494 shares of common stock, no par value, issued and outstanding as of May 10, 2007.

Transitional Small Business Disclosure Format (Check one): YES [   ] NO [X]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NUTECH DIGITAL, INC.
CONDENSED BALANCE SHEET
MARCH 31, 2007
UNAUDITED

ASSETS
CURRENT ASSETS
Cash in bank	$18,382
Prepaid expenses, current portion	8,924

TOTAL CURRENT ASSETS	27,306
PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION	45,645
OTHER ASSETS
Prepaid expenses, long-term portion	5,880

TOTAL OTHER ASSETS	5,880
TOTAL ASSETS	$78,831
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,452,826
Accrued payroll, related parties	277,250
Accrued liabilities, other	152,727
Demand notes payable, related party	201,894
Notes payable, related party	233,151
Notes payable, other	814,541
Convertible promissory note	137,566
TOTAL CURRENT LIABILITIES	3,269,955
STOCKHOLDERS’ EQUITY
Preferred stock
Authorized - 50,000,000 shares
Issued and outstanding -0- shares	-
Common stock
Authorized 100,000,000 shares, no par value
Issued and outstanding - 34,172,494 shares	6,140,039
Accumulated (deficit)	(9,331,163)

TOTAL STOCKHOLDERS’ EQUITY	(3,191,124)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$78,831

The accompanying notes are an integral part of these financial statements.

NUTECH DIGITAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
UNAUDITED

	2007		2006
SALES, NET		$156,582		$534,151
OPERATING EXPENSES
COST OF SALES		22,495		277,287
SELLING EXPENSES		419		31,558
ROYALTY EXPENSES		-		99,483
CONSULTING FEES		20,715		12,479
SALARIES AND WAGES		24,000		271,270
LEGAL EXPENSES		12,416		59,500
GENERAL AND ADMINISTRATIVE EXPENSES		78,311		227,457
TOTAL OPERATING EXPENSES		158,356		979,034
OPERATING (LOSS)		(1,774)		(444,883)
OTHER INCOME (EXPENSE)
Interest expense		(35,675)		(50,295)
Rental income		-		12,000
TOTAL OTHER INCOME (EXPENSE)		(35,675)		(38,295)
(LOSS) BEFORE CORPORATION INCOME TAXES		(37,449)		(483,178)
CORPORATION INCOME TAXES		-		-
NET (LOSS)	$	(37,449)	$	(483,178)
NET (LOSS) PER COMMON SHARE BASIC AND DILUTED		$(0.00)	$	(0.02)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING BASIC AND DILUTED		33,972,494		25,389,161

The accompanying notes are an integral part of these financial statements.

NUTECH DIGITAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
UNAUDITED

	2007		2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$	(37,449)	$	(483,178)
Adjustments to reconcile net (loss) to net cash provided (used) by operating activities:
Depreciation		5,583		104,974
Amortization		-		70,113
Issuance of common stock for services, consulting fees and other expenses		24,000		43,820
Non-cash rent expense		7,500		-
Changes in operating assets and liabilities:
Accounts receivable		-		(71,177)
Production costs receivable		-		56,313
Inventories		-		2,874
Production costs		-		(25,011)
Prepaid royalties		-		102,524
Prepaid expenses		27,992		5,337
Accounts payable		56,432		108,971
Accrued liabilities		(36,377)		180,841
NET CASH PROVIDED BY OPERATING ACTIVITIES		47,681		96,401

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES		-		-
CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft		(8,277)		(41,216)
Proceeds from demand loan payable, related parties		-		7,614
Proceeds from notes payable, other		-		15,000
Repayment of demand loan payable, related parties		-		(36,313)
Repayment of notes payable, other		(255)		(95)
Repayment of notes payable, related parties		(27,868)		(43,296)
NET CASH (USED) BY FINANCING ACTIVITIES		(36,400)		(98,306)
NET INCREASE (DECREASE) IN CASH		11,281		(1,905)
CASH BALANCE, AT BEGINNING OF PERIOD		7,101		4,617
CASH BALANCE, AT END OF PERIOD		$18,382		$2,712

The accompanying notes are an integral part of these financial statements.

NUTECH DIGITAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
UNAUDITED

	2007	2006
SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID DURING THE PERIOD FOR:
Interest	$37,628	$37,852
Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for prepaid expenses, services consulting fees and other expenses	$24,000	$43,820
Non-cash rent expense	$7,500	$-

The accompanying notes are an integral part of these financial statements.

NUTECH DIGITAL, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007
UNAUDITED
NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The interim financial statements of NuTech Digital, Inc. are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited financial statements for the interim period presented. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. Accordingly, your attention is directed to footnote disclosures found in December 31, 2006 Annual Report and particularly to Note 1, which includes a summary of significant accounting policies.

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

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The following factors raise substantial doubt as to the Company’s ability to continue as a going concern:

A.	The Company has accumulated a deficit of $9,331,163 since inception.

B.	The Company has a working capital deficit of $3,242,649.

C.	The Company continues to incur operating losses.

Management’s plans to eliminate the going concern situation include, but are not limited to:

A.
Reduction of legal, consulting and public relation expenses through the approval and acceptance of contracts with these professionals that place a limit on the amount of expenses the Company will incur for their services.

NUTECH DIGITAL, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2007
UNAUDITED

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

B.	Management is presently negotiating with additional major artists for exclusive rights to produce and distribute their live music concerts worldwide.

C.	Obtain investors to fund the working capital needs of the company.

D.	Reduce operating expenses.

NOTE 2 COMMON STOCK

During the three months ended March 31, 2007, the Company issued the following shares of common stock:

On January 10, 2007, 2,000,000 shares of common stock, with an aggregate fair value of $24,000 were issued to an officer of the Company for past services provided.

NOTE 3 RELATED PARTY TRANSACTION

A stockholder provided office space and utilities for the benefit of the Company. The stockholder has agreed not to be reimbursed the $7,500 estimated value and to consider it as capital donated to the Company.

NOTE 4 SUBSEQUENT EVENT

On January 15, 2007, the Company entered into a Joint Venture agreement with Coalition Media Group, in which it is anticipated that through the Joint Venture, they will form a new separate division of the Company, which will be funded by Coalition. Under the terms of the agreement, Mr. Troy Carter will become the Chief Executive Officer of this new company and will develop programming for marketing and media distribution channels along with NuTech. In exchange for these services, NuTech will issue 15,000,000 shares of common stock to Mr. Carter.

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

These interim financial statements are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited financial statements for the interim periods presented. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. Accordingly, your attention is directed to footnote disclosures found in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, and particularly to Note 1, which includes a summary of significant accounting policies.

BUSINESS HISTORY

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

The production and filming of popular music concerts is extremely cash intensive. Production costs, such as fees or costs for the artist, venue, musicians, sound and cameramen, make-up, wardrobe, insurance and releases, are paid either prior to or immediately following the performance. To date, we have paid these costs or, in some instances, we have partnered with unrelated third parties who assist us with the payment of these costs in exchange for a share of the royalties. After the performance, we must spend additional funds to have the master prepared and ultimately approved by the artist, which may take several months. For example, while we filmed our first concert in April 2004, the release of our first concert DVD did not occur until November 2004. Depending on our agreement with the artist, we may obtain all the rights to the production, in which case we can exploit it in any medium, or we may obtain only restricted rights, such as the right to broadcast the concert only outside the United States. Generally, our agreements require us to split the royalty from sales of the concert DVD and, if we received them, broadcast rights, with the artist after we recoup our production expenses, although the terms of these agreements vary. There is no guarantee that any concert we film will result in a DVD that will sell enough copies to make filming the concert profitable. During the three months ended March 31, 2007, there were no revenues from music concerts. Although we expect revenues from this source to increase as we release more concert DVDs, we cannot be certain that this will happen. During the three months ended March 31, 2007, there were also no sales of licensing rights to music concerts. In accordance with SOP 00-2 we recognize the revenue at the date of the various agreements. This revenue is not recurring and we cannot be certain this level will increase in the future.

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

RECENT EVENTS

On January 10, 2007, we issued 2,000,000 shares of common stock to our Chief Executive Officer and Director, Lee Kasper in consideration for payroll accrued in 2006 and the fact that Mr. Kasper has not demanded repayment of any of his outstanding loans to the Company (described in greater detail below under “Liquidity and Capital Resources”).

On or about January 15, 2007, we entered into a Joint Venture agreement with Coalition Media Group (“Coalition” and the “Joint Venture Agreement”), which Joint Venture Agreement contemplates the parties entering into a definitive agreement subsequent to the date of the Joint Venture Agreement, which has not been finalized to date, and is therefore subject to change; however, it is anticipated that through the Joint Venture, we will form a new separate division of the company, which will be run by Coalition (the “Division”).

It is also anticipated that Mr. Carter will provide content to the new division, to be used or developed for use in the division and that we and Mr. Carter will enter into a non-exclusive consulting agreement pursuant to which Mr. Carter will serve as the Chief Executive Officer of the yet to be formed division.

In consideration for the Coalition entering into the Joint Venture Agreement with us, we agreed to issue Mr. Carter 15,000,000 shares of our restricted common stock, and give Mr. Carter customary anti-dilution rights with respect to maintaining his proportional share of ownership of our outstanding shares, assuming the parties entry into the Joint Venture. We also agreed to grant him “piggyback” registration rights in connection with the shares, whereby we will be required to include his shares in any registration statement we may file in the future. As we have not finalized any final agreements with Mr. Carter to date, the 15,000,000 shares of common stock have not been issued to date.

Furthermore, the Joint Venture Agreement anticipates that we will receive 10% of the Division’s gross revenues, which amount shall be used by us exclusively for costs associated with our public filings, press releases and annual meetings, which amount is capped at 33.33% of the actual costs associated with such filings.

The Joint Venture also anticipates that three members of our previous four member board of Directors will resign (however only one such member has resigned to date) and that Mr. Carter will have the ability to appoint three of the four members of our then four member board of Directors and that our current Chief Executive Officer, Lee Kasper, will have the power to appoint one Director.

Pursuant to the anticipated Joint Venture, the Division will be responsible for any obligations assumed by the Division and will indemnify us against any such assumed obligations. We also agreed to enter into an indemnification agreement with Mr. Carter, whereby we will agree to indemnify Mr. Carter against any claims, suits, or litigation commenced against us, our Board of Directors or our other actions not related to the Division and to maintain errors and omissions insurance in an amount suitable to cover all pre-existing and future claims.

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

   Revenue Recognition. As of July 1 2006, management decided to record income on the cash basis due to the fact that we can not make reliable estimates of revenue and projected cash flow can not be determined. Prior to July 1, 2006, the Company’s sales were recorded when its products were shipped, net of an estimate of returns.

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

Results of Operations for the Three Months Ended March 31, 2007, Compared to the Three Months ended March 31, 2006

Comparison of Quarterly Periods. Summarized in the table below is statement of operations data comparing the three months ended March 31, 2007 with the three months ended March 31, 2006:

	Three Months Ended		Increase/(Decrease)
	March 31, 2007	March 31, 2006
Sales
General Products and Licensing	$156,582	$355,686	$(199,104)
Live Concert Products and Licensing	-	178,465	(178,465)
Total Sales	156,582	534,151	(377,569)
Operating Expenses	158,356	979,034	(820,678)
Operating (Loss)	(1,774)	(444,883)	(443,109)
Interest Expense	(35,675)	(50,295)	(14,620)
Rental Income	-	12,000	(12,000)
(Loss) before Corporation Income Taxes	(37,449)	(483,178)	(445,729)
Corporation Income Tax	-	-	-
Net (Loss)	$(37,449)	$(483,178)	$(445,729)
Net (Loss) Per Share Basic and Diluted	$(0.00)	$(0.02)	$(0.02)

Sales

Our sales for the three months ended March 31, 2007 were $156,582, as compared to sales of $534,151 for the three months ended March 31, 2006, a $377,569 or 71% decrease from the prior period. This decrease in sales for the three months ended March 31, 2007, as compared to our sales for the three months ended March 31, 2006, is primarily attributable to the reduction in demand for the products that we sell, as well as the change to recording revenue on a cash basis, coupled with the fact that we had no live concert products or licensing sales for the three months ended March 31, 2007, compared to $178,465 in live concert products and licensing sales for the three months ended March 31, 2006.

Cost of Sales

Our cost of sales for the three months ended March 31, 2007 were $22,495 or 14% of sales, as compared to $277,287 or 52% of sales for the three months ended March 31, 2006. The decrease in cost of sales is directly attributable to the decrease in sales above.

Royalty, Selling, Consulting and General and Administrative Expenses

Summarized in the table below are royalty, selling, consulting and general and administrative expenses comparing the three months ended March 31, 2007 with the three months ended March 31, 2006:

	Three Months Ended		Increase/(Decrease)
	March 31, 2007	March 31, 2006

Royalty Expenses	$-	$99,483	$(99,483)

Cost of Sales	$22,495	$277,287	$(254,792)

Selling Expenses
Credit Card Fees	$419	$3,113	$(2,694)
Salaries, Wages and Payroll Taxes	-	15,004	(15,004)
Other Selling Expenses	-	13,441	(13,441)
	$419	$31,558	$(31,139)

Consulting Expenses	$20,715	$12,479	$8,236

Salaries and wages	$24,000	$271,270	$(247,270)

Legal Expenses	$12,416	$59,500	$(47,084)

General and Administrative Expenses
Bad Debts	$-	$23,263	$(23,263)
Loan Fee	653	9,796	(9,143)
Automobile Expenses	1,100	5,159	(4,059)
Travel Expenses	-	1,527	(1,527)
Internet and Web Development	3,157	5,391	(2,234)
Telephone and Utility Expense	5,680	11,765	(6,085)
Accounting Fees	27,690	51,425	(23,735)
Rent	11,574	29,191	(17,617)
Insurance	15,395	25,058	(9,663)
Amortization and Depreciation	5,583	18,078	(12,495)
Other General and Administrative Expenses	7,479	46,804	(39,325)
	$78,311	$227,457	$(149,146)

Our royalty expenses decreased by $99,483 or 100% during the three months ended March 31, 2007 to $0 as compared to $99,483 for the three months ended March 31, 2006. This decrease is directly related to the decrease in sales and a change in method of accounting to expense all costs when incurred.

Our selling expenses decreased $31,139 or 99% during the three months ended March 31, 2007 to $419 as compared to $31,558 for the three months ended March 31, 2006. This decrease is the result of eliminating our sales force, which in turn, resulted in lower salary, wages and payroll taxes. In addition, our selling expenses decreased in connection with the decrease in sales.

Salaries and wages expense decreased by $247,270, or 91% during the three months ended March 31, 2007 to $24,000, as compared to $271,270 for the three months ended March 31, 2006. This decrease is the result of the elimination of our sales force, and a reduction of officer salaries. The only salaries paid during the three months ended March 31, 2007 were paid via the issuance of stock.

The overall decrease of $149,146 or 66% in our other general and administrative expenses for the three months ended March 31, 2007 to $78,311 from $227,457 for the three months ended March 31, 2006 was attributable to a cut back in all spending due to our lack of sales, and an uncertainty of our sales in the future. We also cut back on our spending in order to preserve our available cash.

Net (Loss)
Our net loss decreased $445,729 or 92% from $483,178 during the three months ended March 31, 2006 to $37,449 during the three months ended March 31, 2007, which decrease was primarily due to the decrease in expenses described above.

Liquidity and Capital Resources

To date, we have financed our operations with cash from our operating activities, a Small Business Administration loan, a loan from Ritek Corporation which has been written off as of December 31, 2005, various loans from individuals, cash raised through the sale of our securities or the exercise of options or warrants, and the issuance of our securities to various consultants in consideration for services rendered or to other creditors in satisfaction of our indebtedness to them.

In July 2000, we received a $900,000 Small Business Administration loan with Comerica Bank participation. The interest rate per annum is 2% over prime, and the loan is scheduled to be paid over an 18 year period. The balance of this loan as of March 31, 2007 was approximately $673,360. As of March 31, 2007, we were approximately two months in default of payments due under the Small Business Administration loan.

From time to time we borrow funds from Mr. Lee Kasper, our Chief Executive Officer, President, director and significant shareholder. These loans accrue interest at the rate of 10% per annum and are due on demand. At March 31, 2007, we owed Mr. Kasper $201,894, from these borrowings.

On August 1, 2005 we received from Mr. Kasper a loan in the amount of $350,000. The interest rate on the loan is 8% per annum, and the loan is scheduled to be repaid over a 36 month period. We used these funds to produce live music concerts. The balance of this loan as of March 31, 2007 was approximately $233,151, and as of March 31, 2007, we were approximately nine months delinquent in making payments to Mr. Kasper pursuant to the loan.

On July 27, 2005 we borrowed $100,000 from Noel Gimbel, an unrelated individual. The interest rate on the loan is 10% per annum and the loan was due in full on November 30, 2006, but has since been verbally extended until December 31, 2007. We used these funds to produce of live music concerts. The balance of the Gimbel loan as of March 31, 2007 was approximately $99,005.

In March 2006, Kickarock Productions, Inc. ("Kickarock") loaned us $15,000, pursuant to a Promissory Note, which note bears interest at the rate of 7% per annum, which amount has not been paid to date. The loan is guaranteed by our Chief Executive Officer, Lee Kasper.

In August 2006, we received from Kickarock Productions, Inc a loan in the amount of $22,175. The interest rate on the loan is 7% per annum. No amount has been paid under this loan to date. Subsequent to August 2006, Kickarock loaned us an additional $5,000, which funds we used to pay our independent auditors.

Sources And Uses Of Cash

Summarized in the table below is information derived from our statements of cash flow comparing the three months ended March 31, 2007 with the three months ended March 31, 2006:

	Three Months Ended
	March 31, 2007	March 31, 2006
Net Cash Provided (Used) By

Operating Activities	$47,681	$96,401
Investing Activities	-	-
Financing Activities	(36,400)	(98,306)

Net Increase (Decrease) in Cash	$11,281	$(1,905)

Operating Activities

During the three months ended March 31, 2007, our net loss was $37,449. This included non-cash items of depreciation in the amount of $5,583, payment of salaries with common stock in the amount of $24,000, and non-cash rent expense of $7,500, which represented an aggregate of 2,000,000 shares of common stock issued to Lee Kasper, our Chief Executive Officer, in consideration for past amounts owed to Mr. Kasper and in consideration for him providing us the use of office space at his home. Cash was provided from operations by the decrease of prepaid expenses of $27,992 and the increase of accounts payable of $56,432. We used the cash provided from operations to fund a decrease in accrued liabilities of ($36,377).

Investing Activities

During the three months ended March 31, 2007 and 2006, there were no acquisitions of property and equipment.

Financing Activities

Financing activities for the three months ended March 31, 2007 used net cash of $36,400. We repaid a bank overdraft in the amount of $8,277 and made principal payments on our notes payable to unrelated parties and our notes payable to related parties, in the amounts of $255 and $27,868, respectively during the three months ended March 31, 2007.

Commitments For Capital Expenditures

At March 31, 2007, we had no commitments for capital expenditures.

Going Concern

The financial statements included in this report are presented on the basis that the Company is a “going concern.” Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. Our auditors have indicated that the following factors raise substantial doubt as to our ability to continue as a going concern:

•	we have an accumulated a deficit of $9,331,163 since inception;

•	we have a working capital deficit of $3,242,649;

•	we continue to incur operating losses; and

•	we have begun producing music concerts which require a substantial investment of cash but have not, to date, generated substantial revenues for us.

We believe that the following will help to eliminate this qualification:

•	we have eliminated public relations expenses for the immediate future;

•	we intend to continue negotiating with major artists for the exclusive rights to produce and distribute their live music concerts worldwide; and

•	we are working on a Joint Venture agreement with Coalition Media Group, in which we expect to form a new separate division of the Company, which will be funded by Coalition.

Past Due Accounts Payable

Approximately $806,000 of accounts payable are over 90 days old and could hamper our acquisition of inventory in future periods.

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

As of March 31, 2007 we had available $18,382 of cash on hand and $3,242,649 of working capital deficit. Cash generated by our current operations is not sufficient to continue our business for the next twelve months. We currently anticipate being able to continue our business operations for the next nine (9) months if no additional funding is raised, due to the fact that our officer and Directors have been accepting shares of common stock in lieu of cash payment for services and our overhead is currently relatively low. We do believe however that we will require approximately $300,000 of additional capital to continue our business operations for the next 12 months, of which there can be no assurance. If we are required to raise additional money to continue our business operations, we may choose to do so through sales of our common stock, which may cause dilution to our existing shareholders and/or through sales of convertible debt, which may be on unfavorable terms and which may additionally cause substantial dilution to our existing shareholders.

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

RISK FACTORS
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

As of March 31, 2007 we had available $18,382 of cash on hand, a working capital deficit of $3,242,649 and a total accumulated deficit of $9,331,163. We currently anticipate being able to continue our business operations for the next nine (9) months if no additional funding is raised, due to the fact that our officer and Directors have been accepting shares of common stock in lieu of cash payment for services and our overhead is currently relatively low. We do believe however that we will require approximately $300,000 of additional capital to continue our business operations for the next 12 months, of which there can be no assurance. If we are required to raise additional money to continue our business operations, we may choose to do so through sales of our common stock, which may cause dilution to our existing shareholders and/or through sales of convertible debt, which may be on unfavorable terms and which may additionally cause substantial dilution to our existing shareholders. We currently do not have any binding commitments for, or readily available sources of, additional financing. We cannot provide any assurances that we will be able to secure the additional cash or working capital we may require to continue our operations.

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

In July 2000, we obtained a Small Business Administration loan from Comerica Bank, of which $673,360 was due as of March 31, 2007, and which loan bears interest at the rate of prime plus 2% (equal to approximately 10.25%, with the prime rate at 8.25% as of the filing of this report), is payable in monthly payments of $6,414, and which loan was approximately two months in default as of March 31, 2007. In August 2005, Lee Kasper, our Chief Executive Officer provided us with a $350,000 loan, which bears interest at the rate of 8% per annum and is due in thirty-six monthly payments of $10,968. We have been in default of the required payments on the loan since approximately August 2006. The loan had an outstanding balance of approximately $261,019 as of March 31, 2007. Additionally, we have approximately $3,269,955 of current liabilities, which we do not currently have sufficient funds to repay. If Comerica Bank or Mr. Kasper, or any other of our creditors were to bring a lawsuit against us regarding our notes which are currently in default and/or any of our other current liabilities which may become due, we could be forced to expend substantial resources and funds in connection with the defense of such lawsuit and/or may be forced to allow such creditors to take a default judgment against us. If this were to happen, we could be forced to sell all or a portion of our assets and/or the rights to our licensing agreements to pay for such legal fees and/or to satisfy any judgments obtained against us. Such sales could cause us to curtail or abandon our business operations and could cause our securities to become worthless.

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

IF WE ARE LATE IN FILING OUR QUARTERLY OR ANNUAL REPORTS WITH THE SEC, WE MAY BE DE-LISTED FROM THE OVER-THE-COUNTER BULLETIN BOARD.

Pursuant to Over-The-Counter Bulletin Board ("OTCBB") rules relating to the timely filing of periodic reports with the SEC, any OTCBB issuer which fails to file a periodic report (Form 10-QSB's or 10-KSB's) by the due date of such report (not withstanding any extension granted to the issuer by the filing of a Form 12b-25), three (3) times during any twenty-four (24) month period is automatically de-listed from the OTCBB. Such removed issuer would not be re-eligible to be listed on the OTCBB for a period of one-year, during which time any subsequent late filing would reset the one-year period of de-listing. As we were late in filing our 10-QSB for the quarterly period ending September 30, 2006, if we are late in our filings two more times in the current twenty-four (24) month period, and/or are late in our filings any three times in any subsequent twenty-four (24) month period and are de-listed from the OTCBB, our securities may become worthless and we may be forced to curtail or abandon our business plan.

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

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 10, 2007, we issued 2,000,000 shares of common stock to our Chief Executive Officer and Director, Lee Kasper in consideration of payroll accrued in 2006 and the fact that Mr. Kasper has not demanded repayment of any of his outstanding loans to the Company, which shares were issued as free trading pursuant to the 2003 Consulting Plan.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 OTHER INFORMATION

None.

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS:

Exhibit No.	Description of Exhibit

10.26	Heads of Agreement for Manufacturing and Distribution between Warner Elektra Atlantic Corporation and NuTech Digital, Inc. (1)

10.27	Consulting Agreement dated April 14, 2006 between the Company and Digital Acquisitions Company LLC (2)

10.28	Joint Venture Agreement with Coalition Media Group (3)

10.29	Video Licensing Agreement with MusicGiants, Inc. (4)

10.30	License Agreement Regarding Due Distribution(5)

10.31	License Agreement Regarding DVD Distribution(5)

31.1	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certificate of the Chief Executive Officer of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(1) Filed as an exhibit to our Form 10-KSB, filed with the Commission on April 17, 2007, and incorporated herein by reference.

(2) Filed as an exhibit to our Form 10-QSB, filed with the Commission on May 22, 2006, and incorporated herein by reference.

(3) Filed as an exhibit to our Form 8-K, filed with the Commission on January 19, 2007, and incorporated herein by reference.

(4) Filed as an exhibit to our Form 10-QSB, filed with the Commission on November 22, 2006 and incorporated herein by reference.

(5) Filed as an exhibit to our Form 10-QSB, filed with the Commission on April 6, 2007 and incorporated herein by reference.

* Filed herein

(b) REPORTS ON FORM 8-K:

The Company filed the following one report on Form 8-K during the quarter covered by this report:

o	On January 19, 2007, we filed a report on Form 8-K to report our entry into the Joint Venture Agreement with Coalition Media Group and the resignation of our Former Director, Jay S. Hergott.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 14, 2007	NUTECH DIGITAL, INC.

By: /s/ Lee Kasper
President, Chief Financial
Officer and Duly Authorized
Officer (Principal accounting
and financial officer)