Form 10QSB
period 2007-06-30
NUTECH DIGITAL INC
filed 2007-08-17
CIK 1144347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The registrant had 34,172,494 shares of common stock, no par value, issued and outstanding as of August 14, 2007.

Transitional Small Business Disclosure Format (Check one): YES [   ] NO [X]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NUTECH DIGITAL, INC.
CONDENSED BALANCE SHEET
JUNE 30, 2007
UNAUDITED

ASSETS
CURRENT ASSETS
Cash in bank	$13,665
Prepaid expenses, current portion	6,309
TOTAL CURRENT ASSETS	19,974
PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION	41,113
OTHER ASSETS
Prepaid expenses, long-term portion	5,227
TOTAL OTHER ASSETS	5,227
TOTAL ASSETS	$66,314
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,479,387
Accrued liabilities, other	110,170
Demand notes payable, related party	50,000
Notes payable, related party	202,020
Notes payable, other, current portion	814,369
Convertible promissory note	137,566
TOTAL CURRENT LIABILITIES	2,793,512
LONG-TERM LIABILITIES
Notes payable, other, long-term portion	21,718
TOTAL LONG-TERM LIABILITIES	21,718
STOCKHOLDERS’ EQUITY
Preferred stock
Authorized - 50,000,000 shares
Issued and outstanding -0- shares	-
Common stock
Authorized 100,000,000 shares, no par value
Issued and outstanding – 34,172,494 shares	6,153,539
Accumulated (deficit)	(8,902,455)
TOTAL STOCKHOLDERS’ EQUITY	(2,748,916)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$66,314

The accompanying notes are an integral part of these financial statements.

NUTECH DIGITAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
UNAUDITED

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
SALES, NET	$105,671	$188,020	$262,253	$722,171
OPERATING EXPENSES
COST OF SALES	65,855	170,401	88,350	447,688
SELLING EXPENSES	-	17,490	419	49,048
ROYALTY EXPENSES	-	65,935	-	165,418
CONSULTING FEES	2,514	4,600	23,229	17,079
SALARIES AND WAGES	-	170,931	24,000	442,201
LEGAL EXPENSES	6,579	46,345	18,995	105,845
GENERAL AND ADMINISTRATIVE EXPENSES	53,865	118,628	132,176	346,085
TOTAL EXPENSES	128,813	594,330	287,169	1,573,364
OPERATING (LOSS)	(23,142)	(406,310)	(24,916)	(851,193)
OTHER INCOME (EXPENSE)
Interest expense	(30,128)	(8,143)	(65,804)	(58,438)
Cancellation of debt	481,979	-	481,979	-
Rental income	-	15,451	-	27,451
TOTAL OTHER INCOME (EXPENSE)	451,851	7,308	416,175	(30,987)
INCOME (LOSS) BEFORE CORPORATION INCOME TAXES	428,709	(399,002)	391,259	(882,180)
CORPORATION INCOME TAXES	-	-	-	-
NET (LOSS)	$428,709	$(399,002)	$391,259	$(882,180)
NET INCOME (LOSS) PER COMMON SHARE BASIC AND DILUTED	$0.01	$(0.02)	$0.01	$(0.03)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING BASIC AND DILUTED	34,073,046	25,480,831	34,073,046	25,480,831

The accompanying notes are an integral part of these financial statements.

NUTECH DIGITAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
UNAUDITED

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ 391,259	$ (882,180)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation	10,114	33,349
Amortization	-	114,323
Provision for doubtful accounts	-	13,863
Write-off of accrued officer salaries	-	379,270
Issuance of common stock for services, consulting fees and other expenses	24,000	43,820
Cancellation of debt	(481,979)	-
Non-cash rent expense	21,000	-
Changes in operating assets and liabilities:
Accounts receivable	-	104,853
Production costs receivable	-	56,313
Inventories	-	11,258
Production costs	-	116,617
Prepaid royalties	-	157,450
Prepaid expenses	31,260	15,844
Accounts payable	146,181	150,589
Accrued liabilities	(89,713)	(184,138)
NET CASH PROVIDED BY OPERATING ACTIVITIES	52,122	131,231

NET CASH (USED) BY INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCINGACTIVITIES
Bank overdraft	(8,277)	(62,969)
Proceeds from demand loan payable, related parties	-	13,472
Proceeds from notes payable, related parties	-	22,000
Proceeds from notes payable, other	-	15,000
Repayment of loan payable, related parties	-	(36,313)
Repayment of notes payable, other	-	(11,880)
Repayment of notes payable, related parties	(37,281)	(66,668)
NET CASH (USED) BY FINANCING ACTIVITIES	(45,558)	(127,358)
NET INCREASE IN CASH	6,564	3,873
CASH BALANCE, AT BEGINNING OF PERIOD	7,101	4,617
CASH BALANCE, AT END OF PERIOD	$ 13,665	$ 8,490

The accompanying notes are an integral part of these financial statements.

NUTECH DIGITAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
UNAUDITED

	2007	2006
SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID DURING THE PERIOD FOR:
Interest	$59,612	$58,438
Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for prepaid expenses, services, consulting fees and other expenses	$24,000	$43,820
Non-cash rent expense	$21,000	$-
Cancellation of debt	$481,979	$-

The accompanying notes are an integral part of these financial statements.

NUTECH DIGITAL, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007
UNAUDITED

NOTE 1         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The interim financial statements of NuTech Digital, Inc. are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited financial statements for the interim period presented. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.  Accordingly, your attention is directed to footnote disclosures found in December 31, 2006 Annual Report and particularly to Note 1, which includes a summary of significant accounting policies.

        Nature of Business

NuTech Digital, Inc. is engaged in the business of distributing general entertainment products, most of which are made available through digital versatile discs, commonly known as DVDs.  Our products include Japanese anime, late night programming, and general entertainment action adventure films.  We own approximately 300 exclusive DVD titles and a growing library of high definition music concerts.  The Company’s products are principally sold through retail stores, the Internet and distributors.  As of June 30, 2007, the Company is no longer producing music concerts.

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

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The following factors raise substantial doubt as to the Company’s ability to continue as a going concern:

A.	The Company has an accumulated a deficit of $8,902,455 since inception.
B.	The Company has a working capital deficit of $2,773,538.
C.	The Company continues to incur operating losses.
Management’s plans to eliminate the going concern situation include, but are not limited to:

A.	Obtain a merger candidate to increase the Company’s revenue and profits.
B.	The reduction of the Company’s operating expenses.
C.	Obtain agreements with our debtors to accept reduction in the payables.

NUTECH DIGITAL, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007
UNAUDITED

NOTE 2         COMMON STOCK

During the six months ended June 30, 2007, the Company issued the following shares of common stock:

On January 10, 2007, 2,000,000 shares of common stock, with an aggregate fair value of $24,000 were issued to an officer of the Company for past services provided.

NOTE 3         RELATED PARTY TRANSACTION

A stockholder provided office space and utilities for the benefit of the Company.  The stockholder has agreed not to be reimbursed the $27,000 estimated value and to consider it as capital donated to the Company.

NOTE 4         CANCELLATION OF DEBT

The Company had a cancellation of debt in the amount of $481,979 during the six months ended June 30, 2007.  This consisted of accounts payable which have passed the four year statute of limitations to be paid in the state of California of $66,615, a forgiveness of accrued vacation and payroll in the amount of $266,470, and a partial forgiveness of a loan to a shareholder in the amount of $148,894.

NOTE 5         SUBSEQUENT EVENTS

A.
On July 20, 2007, the Company entered into a settlement agreement with Richardson & Patel, LLP whereby Richardson & Patel LLP will agree to receive $30,000 in full payment of its convertible notes totaling $137,566 and $180,281 of accounts payable.  The $30,000 must be paid no later than 45 days from July 20, 2007.

B.
Asset Purchase Agreement – The Company has entered into an Agreement, dated as of August 6, 2007 to acquire telco switches, exclusive licenses, intellectual property, trademarks, hardware, software, and firmware, along with billings systems and call management systems valued at approximately $3.7 million from Jump Communications, Inc.  Jump Communications, Inc. will be issued Preferred stock which convert into common shares equal to 90% of NuTech’s outstanding shares on a fully diluted basis.

Pursuant to the Agreement, NuTech will form:

1.
NuTech Acquisition Corp. (“NAC”), which all of NuTech’s assets and liabilities will be transferred.  NuTech will own 85% of NAC and Lee Kasper, NuTech’s Chief Executive Officer, will own 15%, in consideration of his accepting employment as Chief Executive Officer of NAC.

2.
NAC Operating Company (“NAC OC”) will be formed to offer real-time televideo and data communications over a wide area network (“WAN”) and local area network (“LAN”) in the United States, specifically to the medical services, adult entertainment, job search and employment markets.  NAC OC will be owned 100% by NAC.

3.	Jump Operating Company (“JOC”) will be formed to exploit all other business opportunities along with the before mentioned assets acquired being transferred to JOC. JOC will be owned 100% by NuTech.

NUTECH DIGITAL, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007
UNAUDITED

C.
On August 8, 2007, the Company entered into an agreement with Queenstone Financial Corporation to reduce their debt to Queenstone in the amount of $350,000 by the issuance of 35,000,000 shares of Common Stock or an equivalent number of Preferred shares.

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

These interim financial statements are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited financial statements for the interim periods presented. Operating results for the three months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. Accordingly, your attention is directed to footnote disclosures found in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, and particularly to Note 1, which includes a summary of significant accounting policies.

BUSINESS HISTORY

We are currently engaged in the business of licensing and selling and distributing general entertainment products, most of which are made available through digital versatile discs, commonly known as DVDs. Our products include popular music concerts, Japanese anime, late night programming and general entertainment action adventure films. We hold and sell a film library of over 600 titles.  All of our DVD products are sold through retail stores, the Internet, and wholesale distributors. We also license the broadcast rights to the music concerts we produce and film.

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

On or about January 15, 2007, we entered into a Joint Venture agreement with Coalition Media Group (“Coalition” and the “Joint Venture Agreement”), which Joint Venture Agreement contemplated the parties entering into a definitive agreement subsequent to the date of the Joint Venture Agreement.  The Joint Venture Agreement was subsequently cancelled by the parties.

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

Recent Events:

On or around August 2, 2007, we entered into a series of  agreements with Jump Communications, Inc. (“Jump” and the “Agreements”) pursuant to which the Company agreed to purchase certain telco switches, certain technology licenses for hardware, software and firmware (the “Jump Technology”), and various other assets from Jump in consideration for 90% of the issued and outstanding shares of the Company and to create a new corporate structure to exploit and market our existing businesses as well as  new businesses enabled by the Company’s acquired assets and technology licenses. We believe that these new businesses will enable the Company to deliver to the home or business the ability to have two-way videophone sessions with broadcast quality, an unlimited number of entertainment channels, voice over IP and access to the public Internet in a single integrated service offering.

We currently anticipate issuing Jump convertible shares of Preferred Stock which will convert into a number of common shares that will result in Jump owning 90% of our outstanding shares on a fully diluted basis as of the closing of the NuTech Asset Purchase Agreement (defined below).

Asset Purchase Agreement and License Agreement with NuTech and the formation of Jump Operating Company

The Company and Jump entered into an Asset Purchase Agreement on or about August 2, 2007 (the “NuTech Asset Purchase Agreement”), pursuant to which the Company agreed to purchase certain telco switches (the “Switches”), certain technology licenses for hardware software and firmware, and various other assets from Jump in consideration for 90% of the issued and outstanding shares of the Company as of  the closing date.  In connection with the NuTech Asset Purchase Agreement, we anticipate that two of our current Directors will resign and our Board of Directors moving forward will consist of three Directors, two appointed by Jump and that Lee Kasper, our current Chief Executive Officer and Director will serve as the third Director.

In connection with the NuTech Asset Purchase Agreement, the Company and Jump entered into a License Agreement (the “Nutech License Agreement”), whereby Jump provided the Company an exclusive non-terminable license to use the Jump Technology in the United States, in all markets other than the NAC Markets (as described below).  It is anticipated by the parties that the NuTech License Agreement may need to be amended and/or revised in the future to account for the fact that NAC had not been formed as of the date of the parties entry into the NuTech License Agreement.

While the NuTech License Agreement and the NuTech Asset Purchase Agreement  provide for the closings to occur at a later time, the parties have since taken the position that the agreements are final, and as such cannot be cancelled or rescinded.

Additionally, pursuant to the NuTech Asset Purchase Agreement, the Company agreed to form Jump Operating Company, a Nevada corporation (“JOC”) as a wholly-owned subsidiary of the Company. Following consummation of the NuTech Asset Purchase Agreement and the NuTech License Agreement, the Company would transfer all of the assets and licenses received in connection with such agreements to JOC.

Asset Purchase Agreement and License Agreement with NAC and the formation of the NAC Operating Company

As part of the same series of agreements, the Company agreed to form a Nevada corporation, NuTech Acquisition Corp. (“NAC”), which would be 85% owned by Jump and 15% owned by Lee Kasper, our Chief Executive Officer, provided that he accept the position of Chief Executive Officer of NAC. The Company agreed to transfer to NAC all of its current assets and liabilities (other than those assets received in connection with the NAC Asset Purchase Agreement and NAC License Agreement).

NAC entered into an Asset Purchase Agreement on or about August 2, 2007 (the “NAC Asset Purchase Agreement”), with Jump, pursuant to which NAC agreed to purchase one telco switch from Jump in consideration for 85% of NAC’s common stock, which transaction is required to close by August 30, 2007.

NAC also entered into a License Agreement with Jump (the “NAC License Agreement”), pursuant to which Jump provided NAC an exclusive non-terminable license to use the Jump Technology in the markets of  medical services, entertainment, and job search and employment (the “NAC Markets”).  It is anticipated that the NAC Asset Purchase Agreement, the NAC License Agreement, and related agreements may need to be amended and/or revised in the future to account for the fact that NAC has not as yet been formed.

The NAC Asset Purchase Agreement and the NAC License Agreement may be cancelled by the mutual consent of NAC and Jump at any time, by either party if there has been a material breach of the Agreement by the other party, if NAC enters into bankruptcy or seeks to wind up its business operations prior to the closing of the NAC Asset Purchase Agreement or by either party if an event constituting a Material Adverse Effect has occurred.  It is anticipated by the parties that the NAC License Agreement may need to be amended and/or revised in the future to account for the fact that NAC had not been formed as of the date of the parties’ entry into the NAC License Agreement.

Finally, the parties agreed to form a separate company named NAC Operating Company (“NAC OC”), under the laws of the State of Nevada  and that following the consummation of the NAC Asset Purchase Agreement and the NAC License Agreement (as defined above), that NAC would transfer all of the assets received in connection with such agreements to NAC OC.  NAC OC will be a wholly-owned subsidiary of NAC.

It is currently anticipated that moving forward, we and Jump will take actions such that Jump will own or have the right to own 90% of our outstanding common stock, and will therefore become our majority shareholder.  It is also contemplated that there will be changes in our Board of Directors and our business focus will shift to that of Jump, of which there can be no assurance.  We plan to file a Report on Form 8-K filing in the future, once the preferred stock is designated, there has been a change in control, and/or when our business focus shifts to that of Jump, to update investors regarding the current share structure of the Company, any changes in officers or Directors, and the business operations of Jump.  As a result of these changes, the description of our business history, business focus and material agreements will likely change, but such information was current as of June 30, 2007, and as of the date of this filing.

On August 8, 2007, the Company entered into an agreement with Queenstone Financial Corporation (“Queenstone”) to convert $350,000 of the debt that we owe to Queenstone into 35,000,000 shares of common stock or an equivalent number of preferred stock shares, which debt conversion Queenstone has agreed to, but which shares have not been issued to date, and have therefore not been included in the issued and outstanding shares disclosed throughout this Form 10-QSB.

Critical Accounting Policies and Estimates

In consultation with our Board of Directors, we have identified various accounting principles that we believe are key to an understanding of our financial statements.  These important accounting policies require management’s subjective judgments.

Revenue Recognition.  .  As of July 1 2006, management decided to record income on the cash basis due to the fact that we can not make reliable estimates of revenue and projected cash flow can not be determined.  Prior to July 1, 2006, the Company’s sales were recorded when its products were shipped, net of an estimate of returns.

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

Results of Operations for the Three Months Ended June 30, 2007, Compared to the Three Months ended June 30, 2006

Comparison of Year End Periods.  Summarized in the table below is statement of operations data comparing the three months ended June 30, 2007 with the three months ended June 30, 2006:

	Three Months Ended		Increase/(Decrease)
	June 30, 2007	June 30, 2006

Sales (net of refunds)
General Products and Licensing	$(43,905)	$99,777	$(143,682)
Live Concert Products and Licensing	149,576	88,243	61,333
Total Sales	105,671	188,020	(82,349)
Operating Expenses	128,813	594,330	(465,517)
Operating (Loss)	(23,142)	(406,310)	(383,168)
Interest Expense	(30,128)	(8,143)	21,985
Cancellation of debt	481,979	-	481,979
Rental Income	-	15,451	(15,451)
Income (Loss) before Corporation Income Taxes	428,709	(399,002)	827,711
Corporation Income Tax	-	-	-
Net Income (Loss)	$428,709	$(399,002)	$827,711
Net Income (Loss) Per Share Basic and Diluted	$0.01	$(0.02)	$0.03

Sales

Our sales for the three months ended June 30, 2007 were $105,671, as compared to sales of $188,020 for the three months ended June 30, 2006, an $82,349 or 44% decrease from the prior period.  This decrease for the three months ended June 30, 2007 is primarily attributable to the reduction in demand for the products that we sell, as well as a lack of funds for marketing, which was offset by a $61,333 increase in live concert products and licensing.  In addition, during the three months ended June 30, 2007, there were refunds on previous items sold, causing our sales to be negative $43,905 for the three months ended June 30, 2007, compared to positive sales, due to a smaller number of refunds during the three months ended June 30, 2006.

Cost of sales

Our cost of sales for the three months ended June 30, 2007 were $65,855 or 62% of sales, as compared to $170,401 or 91% of sales for the three months ended June 30, 2006.  This decrease in cost of sales is directly attributable to the decrease in sales above.  The decrease in cost of sales as a percentage of sales of the three months ended June 30, 2007, compared to the three months ended June 30, 2006, was due to inventory in storage which was sold off, and therefore had a minimal cost of sales.

Royalty, Selling, Consulting, Salaries and Wages, Legal, and General and Administrative Expenses

Summarized in the table below are royalty, selling, consulting, salaries and wages, legal, and general and administrative expenses comparing the three months ended June 30, 2007 with the three months ended June 30, 2006:

	Three Months Ended		Increase/(Decrease)
	June 30, 2007	June 30, 2006

Royalty Expenses	$-	$65,935	$(65,935)

Selling Expenses
Credit Card Fees	$-	$2,809	$(2,809)
Salaries, Wages and Payroll Taxes	-	10,631	(10,631)
Other Selling Expenses	-	4,050	(4,050)
	$-	$17,490	$(17,490)

Consulting Expenses	$2,514	$4,600	$(2,086)

Salaries and Wages	$-	$170,931	$(170,931)

Legal Expenses	$6,579	$46,345	$(39,766)

General and Administrative Expenses
Bad Debts	$549	$(9,391)	$9,940
Automobile Expenses	-	389	(389)
Travel Expenses	-	34	(34)
Internet and Web Development	3,820	1,141	2,679
Telephone and Utility Expense	12,389	9,058	3,331
Accounting Fees	10,518	13,638	(3,120)
Rent	10,724	29,978	(19,254)
Insurance	2,758	35,355	(32,597)
Depreciation	5,838	18,163	(12,325)
Other General and Administrative Expenses	7,269	20,263	(12,994)
	$53,865	$118,628	$(64,763)

Our royalty expenses decreased by $65,935 during the three months ended June 30, 2007 to $0 as compared to $65,935 for the three months ended June 30, 2006.  This decrease was directly related to the decrease in sales and a change in our method of accounting to expense all costs when incurred.

Our selling expenses decreased $17,490 or 100% during the three months ended June 30, 2007 to $0 as compared to $17,490 for the three months ended June 30, 2006.  This decrease was the result of eliminating our sales force prior to the three months ended June 30, 2007, which in turn, resulted in selling expenses, as well as the fact that we had limited sales for the three months ended June 30, 2007, compared to the prior period.

The decrease in salaries and wages of $170,931 to $0 for the three months ended June 30, 2007, as compared to $170,931 for the three months ended June 30, 2006 was the result of the elimination of our sales force.

Our legal expenses decreased by $39,766, or 86% to $6,579 for the three months ended June 30, 2007 as compared to $46,345 for the three months ended June 30, 2006 due to a cut back in spending resulting from the decrease in sales.

The overall decrease of $64,763 or 55% in our general and administrative expenses to $53,865 for the three months ended June 30, 2007, from $118,628 for the three months ended June 30, 2006 was attributable to a cut back in all spending due to the lack of sales, and an uncertainty of sales in future periods during the three months ended June 30, 2007, compared to the prior year’s period.

Overall, the reduction in expenses was mainly due to the lack of available working capital.

Interest Expense

We had interest expense of $30,128 for the three months ended June 30, 2007, compared to interest expense of $8,143 for the three months ended June 30, 2006, an increase in interest expense of $21,985 or 270% from the prior period, which increase was mainly due to the majority of our payments on the Small Business Loan (described below) being applied towards interest, because we had been late in making such monthly payments.

Cancellation of debt

During the three months ended June 30, 2007, we had a cancellation of debt in the amount of $481,979, compared to no cancellation of debt during the three months ended June 30, 2006.  The $481,979 of cancellation of debt consisted of accounts payable which had passed the four year statue of limitations for debt to be paid in the state of California of $66,615, a forgiveness of accrued vacation and payroll in the amount of $266,470, which amount was owed to our Chief Executive Officer, Lee Kasper, and a partial forgiveness of a loan to a shareholder in the amount of $148,894.

Net Income (Loss)

We had net income of $428,709 for the three months ended June 30, 2007 compared to a net loss of $399,002 for the three months ended June 30, 2006, an increase in net income of 827,771 or 207% from the prior period.  The increase in net income was primarily due to the decrease in expenses described above, as well as the $481,979 of cancellation of debt, as described above.

Results of Operations for the Six Months Ended June 30, 2007, Compared to the Six Months ended June 30, 2006

Comparison of Year End Periods.  Summarized in the table below is statement of operations data comparing the six months ended June 30, 2007 with the six months ended June 30, 2006:

	Six Months Ended		Increase/(Decrease)
	June 30, 2007	June 30, 2006

Sales
General Products and Licensing	$112,677	$455,463	$(342,786)
Live Concert Products and Licensing	149,576	266,708	(117,132)
Total Sales	262,253	722,171	(459,918)
Operating Expenses	287,169	1,573,364	(1,286,195)
Operating (Loss)	(24,916)	(851,193)	(826,277)
Interest Expense	(65,804)	(58,438)	7,366
Cancellation of Debt	481,979	-	481,979
Rental Income	-	27,451	(27,451)
Income (Loss) before Corporation Income Taxes	391,259	(882,180)	1,273,439
Corporation Income Tax	-	-	-
Net Income (Loss)	$391,259	$(882,180)	$1,273,439
Net Income (Loss) Per Share Basic and Diluted	$0.01	$(0.03)	$0.04

Sales

Our sales for the six months ended June 30, 2007 were $262,253; as compared to sales of $722,171 for the six months ended June 30, 2006, a $459,918 or 64% decrease from the prior period.  This decrease is primarily attributable to the reduction in demand for the products that we sell, a lack of funds for marketing, a $117,132 decrease in live concert products and licensing, as well as the change to recording our revenue on a cash basis for the six months ended June 30, 2007, compared to the six months ended June 30, 2006.

Cost of Sales

Our cost of sales for the six months ended June 30, 2007 were $88,350 or 34% of sales, as compared to $447,688 or 62% of sales for the six months ended June 30, 2006.  The decrease in cost of sales for the six months ended June 30, 2007, compared to the six months ended June 30, 2006, was directly attributable to the decrease in sales, as described above.

Royalty, Selling, Consulting, Salaries and Wages, Legal, and General and Administrative Expenses

Summarized in the table below are royalty, selling, consulting and general and administrative expenses comparing the six months ended June 30, 2007 with the six months ended June 30, 2006:

	Six Months Ended		Increase/(Decrease)
	June 30, 2007	June 30, 2006

Royalty Expenses	$-	$165,418	$(165,418)
Selling Expenses
Credit Card Fees	$419	$5,922	$(5,503)
Salaries, Wages and Payroll Taxes	-	25,635	(25,635)
Other Selling Expenses	-	17,491	(17,491)
	$419	$49,048	$(48,629)

Consulting Expenses	$23,229	$17,079	$6,150

Salaries and Wages	$24,000	$442,201	$(418,201)

Legal Expenses	$18,995	$105,845	$(86,850)

General and Administrative Expenses
Bad Debts	$549	$13,872	$(13,323)
Loan Fee	-	9,796	(9,796)
Automobile Expenses	1,100	5,548	(4,448)
Travel Expenses	-	1,561	(1,561)
Internet and Web Development	6,977	6,532	445
Telephone and Utility Expense	18,069	20,823	(2,754)
Accounting Fees	38,208	65,063	(26,855)
Rent	22,298	59,169	(36,871)
Insurance	18,153	60,413	(42,260)
Depreciation	10,114	36,241	(26,127)
Other General and Administrative Expenses	16,708	67,067	(50,359)
	$132,176	$346,085	$(213,909)

Our royalty expenses decreased by $165,418 for the six months ended June 30, 2007 to $0 as compared to $165,418 for the six months ended June 30, 2006.  This decrease was directly related to the decrease in sales and a change in our method of accounting to expense all costs when incurred.

Our selling expenses decreased $48,629 or 99% for the six months ended June 30, 2007 to $419 as compared to $49,048 for the six months ended June 30, 2006.  This decrease was the result of the elimination our sales force prior to the six months ended June 30, 2007, which in turn, resulted in lower selling expenses for the six months ended June 30, 2007, compared to the prior period, as well as the decrease in sales from the prior period.

Salaries and wages expense decreased by $418,201, or 95%, for the six months ended June 30, 2007 to $24,000, as compared to $442,201 for the six months ended June 30, 2006.  This decrease was the result of the elimination of our sales force prior to the six months ended June 30, 2007, and a reduction of officer salaries for the six months ended June 30, 2007, compared to the prior period.  The only salaries paid during the six months ended June 30, 2007 were paid by way of stock issued for salaries.

The overall decrease of $213,909 or 62% in general and administrative expenses to $132,176 for the six months ended June 30, 2007 from $346,085 for the six months ended June 30, 2006 was attributable to a cut back in all spending due to the lack of sales, and an uncertainty of sales in future periods.

Overall, the reduction in expenses is due to the lack of available working capital.

Interest Expense

We had interest expense of $65,804 for the six months ended June 30, 2007, compared to interest expense of $58,438 for the six months ended June 30, 2006, an increase in interest expense of $7,366 or 12.6% from the prior period, which increase was mainly due to the majority of our payments on the Small Business Loan (described below) being applied towards interest, because we were late in making such monthly payments.

Cancellation of debt

During the six months ended June 30, 2007, we had a cancellation of debt in the amount of $481,979.  This consisted of accounts payable which were passed the four year statue of limitations, during which such accounts payable are required to be paid in the state of California of $66,615, a forgiveness of accrued vacation and payroll in the amount of $266,470, which amount was owed to our Chief Executive Officer, Lee Kasper, and a partial forgiveness of a loan to a shareholder in the amount of $148,894.

Net Income (Loss)

We had net income of $391,259 during the six months ended June 30, 2007, compared to a net loss of $882,180 during the six months ended June 30, 2006.  This is primarily due to the decrease in expenses described above, as well as the $481,979 of cancellation of debts as described above.

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

In July 2000, we received a $900,000 Small Business Administration loan with Comerica Bank participation. The interest rate per annum is 2% over prime, and the loan is scheduled to be paid over an 18 year period. The balance of this loan as of June 30, 2007 was approximately $673,188. As of June 30, 2007, we were approximately three months in default of payments due under the Small Business Administration loan.

From time to time we borrow funds from Mr. Lee Kasper, our Chief Executive Officer, President, director and significant shareholder. These loans accrue interest at the rate of 10% per annum and are due on demand. At June 30, 2007, we owed Mr. Kasper $50,000, from these borrowings.

On August 1, 2005 we received from Mr. Kasper a loan in the amount of $350,000. The interest rate on the loan is 8% per annum, and the loan is scheduled to be repaid over a 36 month period. We used these funds to produce live music concerts. The balance of this loan as of June 30, 2007 was approximately $233,734, and as of June 30, 2007, we were approximately 12 months delinquent in making payments to Mr. Kasper pursuant to the loan.

On July 27, 2005 we borrowed $100,000 from Noel Gimbel, an unrelated individual. The interest rate on the loan is 10% per annum and the loan was due in full on November 30, 2006, but has since been verbally extended until December 31, 2007. We used these funds to produce live music concerts. The balance of the Gimbel loan as of March 31, 2007 was approximately $99,005.

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

Sources And Uses Of Cash

Summarized in the table below is information derived from our statements of cash flow comparing the six months ended June 30, 2007 with the six months ended June 30, 2006:

	Six Months Ended
	June 30, 2007	June 30, 2006
Net Cash Provided (Used) By

Operating Activities	$52,122	$131,231
Investing Activities	-	-
Financing Activities	(45,558)	(127,358)

Net Increase (Decrease) in Cash	$6,564	$3,873

Operating Activities

During the six months ended June 30, 2007, our net income was $391,259.  This included non-cash items of depreciation in the amount of $10,114, the issuance of common stock for services, consulting fees and other expenses of $24,000, which included 2,000,000 shares of common stock issued to Lee Kasper in consideration for past services rendered, cancellation of debt of $481,979 and non-cash rent expense of $21,000.  Cash was provided from operations by the decrease of prepaid expenses of $31,260 and the increase in accounts payable of $146,181.  This is offset by cash used from operations due to the decrease in accrued liabilities of $89,713.

During the six months ended June 30, 2006, our net loss was $882,180.  This included non-cash items of depreciation in the amount of $33,349, amortization in the amount of $114,323, a provision for doubtful accounts of $13,863, a write off of accrued salaries of $379,290, which salaries were mainly owed to our Chief Executive Officer, Lee Kasper, and payment of consulting fees and expenses with common stock in the amount of $43,820.  Cash was provided from operations by the decrease of accounts receivable of $104,853, the decrease in production costs receivable of $56,313, the decrease of inventories of $11,258, the decrease of production costs of $116,617, the decrease of prepaid royalties of $157,450, the decrease of prepaid expenses of $15,844, and an increase accounts payable of $150,589. We used the cash provided from operations to fund a decrease in accrued liabilities of ($184,138)

Investing Activities

There were no acquisitions of property and equipment for the six months ended June 30, 2007 and 2006.

Financing Activities

Financing activities for the six months ended June 30, 2007 used net cash of $45,558.  We repaid a bank overdraft in the amount of $8,277, and we repaid notes payable to related parties in the amount of $37,281.

Financing activities for the six months ended June 30, 2006 used net cash of $127,358.  We repaid a bank overdraft in the amount of $62,969 and made principal payments on our loan payable-related parties, notes payable-other, and notes payable-related party in the amounts of $36,313, $11,880, and $66,668, respectively.  We received $13,472 and $22,000 in proceeds from our demand notes payable and notes payable to related parties, and $15,000 in notes payable to an unrelated party.

Commitments For Capital Expenditures

At June 30, 2007, we had no commitments for capital expenditures.

Going Concern

The financial statements included in this report are presented on the basis that the Company is a “going concern.”  Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time.  Our auditors have indicated that the following factors raise substantial doubt as to our ability to continue as a going concern:

•	we have an accumulated a deficit of $8,902,455 since inception;

•	we have a working capital deficit of $2,773,538; and

•	we continue to incur operating losses.

We believe that the following will help to eliminate this qualification:

•	we are trying to obtain a merger candidate to increase our revenue and profits;

•	we reduced our operating expenses; and

•	we are working out agreements with our debtors to accept reduction in the payables.

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

On July 20, 2007, the Company entered into a settlement agreement with Richardson & Patel, LLP whereby Richardson & Patel LLP will agree to receive $30,000 in full payment of its convertible notes totaling $137,566 and $180,281 of accounts payable, which where issued to it in consideration for legal services rendered.  The $30,000 must be paid no later than 45 days from July 20, 2007, which funds have not been paid to date.

As of June 30, 2007 we had available $13,665 of cash on hand and $2,773,538 of a working capital deficit.  Cash generated by our current operations is not sufficient to continue our business for the next twelve months.  We will need additional financing during the next 12 months to produce music videos and to pay our costs and expenses, if they stay at current levels.  To the extent it becomes necessary to raise additional cash in the future, we will seek to raise it through the public or private sale of debt or equity securities, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing.  We may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities.  We currently do not have any binding commitments for, or readily available sources of, additional financing.  We cannot provide any assurances that we will be able to secure the additional cash or working capital we may require to continue our operations.

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

RISK FACTORS

The risks below relate to our music licensing and distribution, DVD sales and concert production operations, which were our operations for the six months ended June 30, 2007.  Moving forward, we plan to take steps to change our operations to that of Jump and to deliver to the home or business the ability to have two-way videophone sessions with broadcast quality, an unlimited number of entertainment channels, voice over IP and access to the public Internet in a single integrated service offering.  As such, the risks associated with our planned operations moving forward will likely be different from those risks below, and potential investors should review our most recent and future Form 8-K filings for information regarding our future operations and risk factors regarding such operations.

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

As of June 30, 2007 we had available $13,665 of cash on hand, a working capital deficit of $2,773,538 and a total accumulated deficit of $8,902,455. We currently anticipate being able to continue our business operations for the next nine (9) months if no additional funding is raised, due to the fact that our officer and Directors have been accepting shares of common stock in lieu of cash payment for services and our overhead is currently relatively low. We do believe however that we will require approximately $300,000 of additional capital to continue our business operations for the next 12 months, of which there can be no assurance. If we are required to raise additional money to continue our business operations, we may choose to do so through sales of our common stock, which may cause dilution to our existing shareholders and/or through sales of convertible debt, which may be on unfavorable terms and which may additionally cause substantial dilution to our existing shareholders. We currently do not have any binding commitments for, or readily available sources of, additional financing. We cannot provide any assurances that we will be able to secure the additional cash or working capital we may require to continue our operations.

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

SHAREHOLDERS MAY INCUR SUBSTANTIAL DILUTION IN THE FUTURE, DUE TO THE ISSUANCE OF DEBT FOR SHARES OF COMMON STOCK OR CONVERTIBLE PREFERRED STOCK IN THE FUTURE.

In August 2007, we agreed to issue 35,000,000 share of common stock to Queenstone in satisfaction of $350,000 in debt which they were owed, which shares have not been issued to date.  We have also been notified that our Chief Executive Officer, Lee Kasper intends to convert all or a significant portion of the debt which he is owed into shares of our common stock.  As a result of the issuance to Queenstone an any future issuances to Mr. Kasper, our the shareholders could suffer significant dilution to their shareholdings.

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

In July 2000, we obtained a Small Business Administration loan from Comerica Bank, of which $673,188 was due as of June 30, 2007, and which loan bears interest at the rate of prime plus 2% (equal to approximately 10.25%, with the prime rate at 8.25% as of the filing of this report), is payable in monthly payments of $6,414, and which loan was approximately three months in default as of June 30, 2007. In August 2005, Lee Kasper, our Chief Executive Officer provided us with a $350,000 loan, which bears interest at the rate of 8% per annum and is due in thirty-six monthly payments of $10,968. We have been in default of the required payments on the loan since approximately August 2006. The loan had an outstanding balance of approximately $233,734 as of June 30, 2007. Additionally, we have approximately $2,793,512 of current liabilities, which we do not currently have sufficient funds to repay. If Comerica Bank or Mr. Kasper, or any other of our creditors were to bring a lawsuit against us regarding our notes which are currently in default and/or any of our other current liabilities which may become due, we could be forced to expend substantial resources and funds in connection with the defense of such lawsuit and/or may be forced to allow such creditors to take a default judgment against us. If this were to happen, we could be forced to sell all or a portion of our assets and/or the rights to our licensing agreements to pay for such legal fees and/or to satisfy any judgments obtained against us. Such sales could cause us to curtail or abandon our business operations and could cause our securities to become worthless.

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

WE FACE A RISK OF A CHANGE IN CONTROL DUE TO THE FACT THAT OUR CURRENT OFFICERS AND DIRECTORS DO NOT OWN A MAJORITY OF OUR OUTSTANDING COMMONS STOCK.

Our current officers and Directors can vote an amount of common stock equal to less than 50% of our outstanding common stock. As a result, our officers and Directors do not exercise majority voting control over us and our shareholders who are not officers and Directors of us may be able to obtain a sufficient number of votes to choose who serves as our Directors. Because of this, the current composition of our Board of Directors may change in the future, which could in turn have an effect on those individuals who currently serve in management positions with us. If that were to happen, our new management could affect a change in our business focus and/or curtail or abandon our business operations, which in turn could cause the value of our securities, if any, to decline.

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

IN THE FUTURE, WE WILL INCUR SIGNIFICANT INCREASED COSTS AS A RESULT OF OPERATING AS A FULLY REPORTING COMPANY IN CONNECTION WITH SECTION 404 OF THE SARBANES OXLEY ACT, AND OUR MANAGEMENT WILL BE REQUIRED TO DEVOTE SUBSTANTIAL TIME TO NEW COMPLIANCE INITIATIVES.

Moving forward, we anticipate incurring significant legal, accounting and other expenses in connection with our status as a fully reporting public company. The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and new rules subsequently implemented by the SEC have imposed various new requirements on public companies, including requiring changes in corporate governance practices. As such, our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. In particular, commencing in fiscal 2008, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

On August 8, 2007, the Company entered into an agreement with Queenstone Financial Corporation to convert $350,000 of debt owed to Queenstone into 35,000,000 shares of common stock or an equivalent number of shares of preferred stock, which debt conversion Queenstone has agreed to, but which shares have not been issued to date, and have therefore not been included in the issued and outstanding shares disclosed throughout this Form 10-QSB. We will claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, since the foregoing issuance will not involve a public offering, the recipient will take the shares for investment and not resale, and we will take appropriate measures to restrict transfer. No underwriters or agents will be involved in the offering, and we will not pay any underwriting discounts or commissions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 OTHER INFORMATION

None.

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS:

Exhibit No.	Description of Exhibit

10.26	Heads of Agreement for Manufacturing and Distribution between Warner Elektra Atlantic Corporation and NuTech Digital, Inc. (1)

10.27	Consulting Agreement dated April 14, 2006 between the Company and Digital Acquisitions Company LLC (2)

10.28	Joint Venture Agreement with Coalition Media Group (3)

10.29	Video Licensing Agreement with MusicGiants, Inc. (4)

10.30	License Agreement Regarding Due Distribution(5)

10.31	License Agreement Regarding DVD Distribution(5)

10.32	Agreement with Jump Communications, Inc. (6)
10.33	Asset Purchase Agreement with NuTech (6)
10.34	License Agreement with NuTech (6)
10.35	Asset Purchase Agreement with NAC (6)
10.36	License Agreement with NAC (6)
10.37*	Debt Conversion Agreement with Queenstone*

31.1*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

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

(6) Filed as an exhibit to our Report on Form 8-K, filed with the Commission on August 14, 2007, and incorporated herein by reference.

* Filed herein

(b) REPORTS ON FORM 8-K:

The Company filed the following one report on Form 8-K subsequent to the quarter covered by this report:

o	On August 14, 2007, to report our entry into various agreements with Jump Communications, Inc., as reported in greater detail above.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 17, 2007	NUTECH DIGITAL, INC.

By: /s/ Lee Kasper
President, Chief Financial
Officer and Duly Authorized
Officer (Principal accounting
and financial officer)