Form 10QSB
period 2007-09-30
NUTECH DIGITAL INC
filed 2007-11-19
CIK 1144347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

For the quarterly period ended: September 30, 2007

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

Commission file number: 000-50021

NuTECH DIGITAL, INC.

(Exact name of registrant as specified in its charter)

California	95-4642831
(State or other jurisdiction of Incorporation organization)	(I.R.S. Employer Identification No.)

10390 Wilshire Boulevard

Penthouse 20

Los Angeles, California 90024

 (Address of principal executive offices) (Zip Code)

(310) 777-0012

 (Registrant's telephone number including area code)

Check whether the issuer (1) filed all documents and reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [   ] NO[X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The registrant had 34,639,994 shares of common stock, no par value, issued and outstanding as of November 19, 2007.

Transitional Small Business Disclosure Format (Check one): YES [   ] NO [X]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NUTECH DIGITAL, INC.

CONDENSED BALANCE SHEET

SEPTEMBER 30, 2007

UNAUDITED

ASSETS
CURRENT ASSETS
Cash in bank	$ 345
Prepaid expenses, current portion	3,689
TOTAL CURRENT ASSETS	4,034
PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION	3,785,966
OTHER ASSETS
Prepaid expenses, long-term portion	4,574
TOTAL OTHER ASSETS	4,574
TOTAL ASSETS	$ 3,794,574
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Bank overdraft	$ 25,127
Accounts payable	1,486,357
Accrued liabilities	131,050
Notes payable, related party	248,762
Notes payable, other	842,369
Convertible promissory note	137,566
TOTAL CURRENT LIABILITIES	2,940,800
STOCKHOLDERS’ EQUITY
Preferred stock
Authorized - 50,000,000 shares
Issued and outstanding – 23,800 shares	3,749,220
Common stock
Authorized 100,000,000 shares, no par value
Issued and outstanding – 34,639,994 shares	6,174,577
Accumulated (deficit)	(9,000,454)
TOTAL STOCKHOLDERS’ EQUITY	853,774
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 3,794,574

The accompanying notes are an integral part of these financial statements.

NUTECH DIGITAL, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

UNAUDITED

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
SALES, NET	$ 30,985	$ 38,207	$ 293,238	$ 760,378
OPERATING EXPENSES
COST OF SALES	322	1,651	88,672	449,339
SELLING EXPENSES	-	7,181	419	56,229
ROYALTY EXPENSES	-	(1,808)	-	163,610
CONSULTING FEES	2,216	29,841	25,445	46,920
SALARIES AND WAGES	-	299,584	24,000	741,785
LEGAL EXPENSES	33,090	18,344	52,085	124,189
GENERAL AND ADMINISTRATIVE EXPENSES	39,596	95,679	171,772	441,764
TOTAL EXPENSES	75,224	450,472	362,393	2,023,836
OPERATING (LOSS)	(44,239)	(412,265)	(69,155)	(1,263,458)
OTHER INCOME (EXPENSE)
Interest expense	(53,759)	(44,068)	(119,563)	(102,506)
Cancellation of debt	-	-	481,979	-
Loss on impairment of assets	-	(2,196,814)	-	(2,196,814)
Recovery of bad debts	-	41,488	-	41,488
Recovery of prior year security deposit.	-	50,000	-	50,000
Loss on sale of fixed assets	-	(90,437)	-	(90,437)
Rental income	-	4,000	-	31,451
TOTAL OTHER INCOME (EXPENSE)	(53,759)	(2,235,831)	362,416	(2,266,818)
INCOME (LOSS) BEFORE CORPORATION INCOME TAXES.	(97,998)	(2,648,096)	293,261	(3,530,276)
CORPORATION INCOME TAXES	-	-	-	-
NET INCOME (LOSS)	$ (97,998)	$(2,648,096)	$ 293,261	$(3,530,276)
NET INCOME (LOSS) PER COMMON SHARE BASIC	$ 0.00	$ (0.09)	$ 0.01	$ (0.12)
DILUTED	$ -	$ -	$ 0.00	$ -
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING BASIC	34,183,620	28,507,277	34,183,620	28,507,277
DILUTED	-	-	228,115,879	-

The accompanying notes are an integral part of these financial statements.

NUTECH DIGITAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

UNAUDITED

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ 293,261	$(3,530,276)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation	14,481	46,659
Amortization	-	114,976
Provision for doubtful accounts	-	13,863
Loss on disposal of fixed assets	-	90,437
Loss on impairment of fixed assets.	-	2,196,814
Issuance of common stock for services, consulting fees and other expenses	45,038	46,036
Cancellation of debt	(481,979)	-
Non-cash rent expense.	21,000	3,000
Salaries paid with stock options	-	126,950
Amortization of options issued to employees	-	65,984
Changes in operating assets and liabilities:
Accounts receivable	-	395,334
Production costs receivable	-	50,626
Inventories	-	18,967
Production costs	-	323,875
Prepaid royalties	-	85,420
Prepaid expenses	34,533	28,054
Deposits	-	7,800
Accounts payable	156,578	205,726
Accrued liabilities	(68,834)	(188,836)
NET CASH PROVIDED BY OPERATING ACTIVITIES	14,078	101,409

CASH FLOWS FROM INVESTING ACTIVITIES
Disposal of property and equipment	-	37,100
NET CASH PROVIDED (THE COMPANYED) BY INVESTING ACTIVITIES	-	37,100

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	16,850	(42,579)
Proceeds from notes payable, related parties	-	41,073
Proceeds from notes payable, other	28,000	37,175
Repayment of notes payable, other	(427)	(13,054)
Repayment of notes payable, related parties	(65,257)	(162,690)
NET CASH (THE COMPANYED) BY FINANCING ACTIVITIES	(20,834)	(140,075)
NET INCREASE (DECREASE) IN CASH	(6,756)	(1,566)
CASH BALANCE, AT BEGINNING OF PERIOD	7,101	4,617
CASH BALANCE, AT END OF PERIOD	$ 345	$ 3,051

The accompanying notes are an integral part of these financial statements.

NUTECH DIGITAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

UNAUDITED

	2007	2006
SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID DURING THE PERIOD FOR:
Interest	$ 59,612	$ 81,890
Taxes	$ -	$ -

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for prepaid expenses, services, consulting fees and other expenses	$ 45,038	$ 46,036
Issuance of preferred stock for equipment.	$ 3,749,220	$ -
Non-cash rent expense	$ 21,000	$ 3,000
Cancellation of debt	$ 481,979	$ -
Amortization of options issued to employees	$ -	$ 65,984
Loss on impairment of assets	$ -	$ 2,196,814
Salaries paid with stock options	$ -	$ 126,950

The accompanying notes are an integral part of these financial statements.

NUTECH DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2007

(UNAUDITED)

NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The interim financial statements of NuTech Digital, Inc. are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data.  Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited financial statements for the interim period presented.  Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.  Accordingly, the Company’s attention is directed to footnote disclosures found in December 31, 2006 Annual Report and particularly to Note 1, which includes a summary of significant accounting policies.

Nature of Business

NuTech Digital, Inc. is engaged in the business of distributing general entertainment products, most of which are made available through digital versatile discs, commonly known as DVDs.  The Company’s products include Japanese anime, late night programming, and general entertainment action adventure films.  The Company owns approximately 300 exclusive DVD titles and a library of high definition music concerts.  The Company’s products are principally sold through retail stores, the Internet and distributors.  As of September 30, 2007, the Company is no longer focusing on producing music concerts, but intends to continue to produce live events.

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

A.

The Company has accumulated a deficit of $9,000,454 since inception.

B.

The Company has a working capital deficit of $2,867,197.

C.

The Company continues to incur operating losses.

Management’s plans to eliminate the going concern situation include, but are not limited to:

A.

The reduction of the Company’s operating expenses.

B.

Obtain agreements with the Company’s debtors to accept reduction in the payables.

C.

Market products that were licensed to the Company or enabled by the Asset Purchase Agreement with Jump Communications, Inc.

NOTE 2

PREFERRED STOCK

On August 22, 2007, 23,800 shares of Series A convertible preferred stock, which on a fully diluted basis is equal to 97.17% of the Company’s outstanding shares as of September 30, 2007 were issued to Jump Communications, Inc. in exchange for $3,749,220 worth of assets.  See Note 5 for additional information.

NOTE 3

COMMON STOCK

During the nine months ended September 30, 2007, the Company issued the following shares of common stock:  On January 10, 2007, 2,000,000 shares of common stock, with an aggregate fair value of $24,000 were issued to an officer of the Company for past services provided.

NUTECH DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2007

(UNAUDITED)

NOTE 4

RELATED PARTY TRANSACTION

A stockholder provided office space and utilities for the benefit of the Company.  The stockholder has agreed not to be reimbursed the $21,000 estimated value and to consider it as capital donated to the Company.

NOTE 5

CANCELLATION OF DEBT

The Company had a cancellation of debt in the amount of $481,979 during the nine months ended September 30, 2007.  This consisted of accounts payable which have passed the four (4) year statute of limitations to be paid in the state of California of $66,615, a forgiveness of accrued vacation and payroll in the amount of $266,470, and a partial forgiveness of a loan from a shareholder in the amount of $148,894.

NOTE 6

ASSET PURCHASE AGREEMENT

On August 22, 2007, the Company entered into an Asset Purchase Agreement with Jump Communications, Inc. The Company acquired a number of Alcatel Telephone Switches, exclusive licenses, intellectual property, trademarks, hardware, software and firmware, along with billing and call management systems from Jump.   Also, in connection with the Jump transaction, the Company and Jump entered into a License Agreement, whereby Jump provides the Company an exclusive,  non-terminable license to the use the certain Jump technology, know-how and proprietary intellectual property in the United States.  Collectively, the Acquired Assets are independently valued at $3,749,220.

Jump has been issued 23,800 shares of Series A Convertible Preferred Stock, which on a fully diluted basis is equal to 97.17% of the Company’s outstanding shares as of September 30, 2007 in consideration for the Acquired Assets.  The Preferred Stock issued to Jump carries voting and conversion rights equivalent to 50,000 shares of common stock to one of the preferred stock, or 1,190,000,000 shares of common stock.

NOTE 7

SUBSEQUENT EVENTS

On October 31, 2007, the Company adopted a resolution to amend the Company’s Articles of Incorporation to change the name of the Company to RoseTel Holdings Corp. and to authorize a one-for-sixty reverse stock split of the issued and outstanding shares of the Company’s common stock by changing every 60 shares into one share, which will result in 34,639,994 shares of common stock that will be converted to 588,333.23 by operation of the reverse split.  In addition, once the comment period on the information statement has lapsed, the shareholders of Jump Communications, Inc. will convert their individual Preferred Stock to 19,833,333 shares of common stock of the Company.

Effective November 1, 2007, the Company reached a settlement agreement with Richardson & Patel, LLP, a creditor owed approximately $137,566, as evidenced in a convertible promissory note, and $150,281 in accounts payable (an aggregate owning of $287,847), wherein Richardson & Patel released the Company from all payment liabilities for a one-time payment of $30,000.

Effective November 14, 2007, the Company reached a settlement agreement with U-Tech Media Corporation, a creditor owed approximately $228,215 wherein U-Tech released the Company from all payment liabilities for a one-time payment of $15,000.

Had the settlements been effective during the current quarterly period ended September 30, 2007, the Company’s current accounts payable liabilities would have been reduced from $1,486,357 to $1,107,861, decreased all current liabilities from $2,940,800 to $2,355,169, and increased shareholder equity to $1,369,836.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-QSB contains forward-looking statements.  Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, whether the Company can obtain financing as and when needed, competitive pressures, changes in technology that may render the Company’s products less desirable or obsolete, changes in consumer tastes away from the type of products the Company offer, changes in the economy that would leave less disposable income to be allocated to entertainment, the loss of any member of the Company’s management team and other factors over which the Company has no control. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect the opinion of the Company’s and Company’s management as of the date of this Quarterly Report. The Company undertakes no obligation to publicly release any revisions to the forward-looking statements after the date of this document. You should carefully review the documents the Company files from time to time with the Securities and Exchange Commission. Throughout this Quarterly Report, the terms, the "Company," "NuTech," "the Company," "the Company" and words of similar meaning refer to NuTech Digital, Inc.

Management's discussion and analysis of results of operations and financial condition are based upon the Company’s financial statements.  These statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require management to make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates based on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

These interim financial statements are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited financial statements for the interim periods presented. Operating results for the three or nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.Accordingly, your attention is directed to footnote disclosures found in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, and particularly to Note 1, which includes a summary of significant accounting policies.

BUSINESS HISTORY

The Company has engaged in the business of licensing, selling, and distributing general entertainment products, most of which are made available through digital versatile discs, commonly known as DVDs. The Company’s products include popular music concerts, Japanese anime, late night programming and general entertainment action adventure films. The Company holds and sells a film library of over 600 titles.  All of the Company’s DVD products are sold through retail stores, the Internet, and wholesale distributors. The Company also licenses the broadcast rights to the music concerts produced and filmed by the Company.

In January 2005 the Company implemented a digital rights management technology ("DRM") affording the Company the ability to offer its products “on demand” over the Internet. The DRM allows the Company’s products to be accessed via secure down loads to a personal computer. The Company builds around the importance of DRM and the live music concerts produced in Hi-Definition.  Currently, this technology is applied to third parties with the Company’s licensed content through licensing and affiliate websites or unaffiliated partnering websites.

Once the Company encrypts the content title, it cannot be viewed without a playback license, which triggers the revenues, thus enabling NuTech to share its library with a less technically oriented website organization. The Company is continuing to develop software to integrate with any website on the Internet.  We believe that DRM is an important element in the delivery of high definition video content “on demand” and music concerts.

The Company’s acquisition of general entertainment films is typically done through the payment of advance royalties in exchange for a license that usually lasts between five (5) years and ten (10) years. The licenses for certain of the Company’s products permitted recovery from the licensor of all reasonable and necessary costs paid by NuTech to exploit the license.

The production and filming of popular music concerts is extremely cash intensive. Production costs, such as fees or costs for the artist, venue, musicians, sound and cameramen, make-up, wardrobe, insurance and releases, are paid either prior to or immediately following the performance. To date, NuTech has paid these costs or, in some instances, partnered with unrelated third parties who assist with the payment of these costs in exchange for a share of the royalties. After the performance, NuTech must spend additional funds to have the master prepared and ultimately approved by the artist, which may take several months. For example, while NuTech filmed its first concert in April 2004, the release of the first concert DVD did not occur until November 2004.  Depending on the agreement with the artist, the Company may obtain all the rights to the production, in which case NuTech can exploit it in any medium, or only restricted rights may be obtained, such as the right to broadcast the concert only outside the United States. Generally, NuTech’s agreements require the royalty from sales of the concert DVD to be split and, if received, the Company has the broadcast rights.  Proceeds are generally split with the artist after recoupment of production expenses, although the terms of these agreements vary.  There is no guarantee that any concert filmed will result in a DVD that will sell enough copies to make filming the concert profitable.

In May 2006, NuTech entered into several broadcasting agreements with HDNet, LLC (“HDNet”) in connection with the broadcasting of live high definition concerts with NuTech filmed and produced (the “Broadcasting Agreements”).  The Broadcasting Agreements provide that the Company is to be paid a fee of $28,571 for each program broadcast by HDNet, which fee provides HDNet the right to re-broadcast the program for up to thirty (30) days per year, and up to three (3) times each day.  The Broadcasting Agreements have a term of three (3) years, commencing on the initial broadcast of each program, and provide for HDNet to have the right of first refusal to broadcast the high definition version of the programs for six (6) months following the termination of the Broadcasting Agreements.

In July 2006, NuTech entered into a Video Licensing Agreement (the "Licensing Agreement") with MusicGiants, Inc. ("MusicGiants"), pursuant to which certain video content was provided to MusicGiants for downloading through MusicGiants' Internet website.  Pursuant to the Licensing Agreement, MusicGiants was appointed as a non-exclusive reseller of the video content. NuTech reserved the right to terminate MusicGiants' use of any of the video content by providing MusicGiants two (2) days prior written notice. The Licensing Agreement provided for MusicGiants to pay the Company $1.49 for each individual track and $9.99 for each complete DVD downloaded from MusicGiants' website (www.MusicGiants.com), payable within ten (10) days of each calendar month in arrears. The term of the Licensing Agreement is three (3) years, and shall automatically renew for additional years unless previously terminated by either party. The Licensing Agreement can be terminated by either party if any provision of the Licensing Agreement is breached and not cured after thirty (30) days written notice, and/or by NuTech if MusicGiants fails to pay any monthly payment after ten (10) days written notice of such failure.

In August 2006, NuTech entered into five (5) separate consulting agreements with five (5) consultants to provide the Company consulting services in connection with potential strategic alliances, business development activities, business expansion, marketing opportunities, and partnering opportunities, which services the consultants agreed would not be in connection with fund raising activities, and issued those consultants an aggregate of 5,000,000 shares of the Company’s Form S-8 registered common stock.

On or about December 20, 2006, NuTech entered into a “Licensing Agreement Regarding DVD Distribution” with VCX, Ltd., Inc. (“VCX” and the “License Agreement”). Pursuant to the License Agreement, the Company granted VCX an exclusive license to distribute and sell certain DVD's which the Company has and will produce in North America, at the rate of$1.50 per DVD.

On January 10, 2007, the Company issued 2,000,000 shares of common stock to Lee Kasper, at the time the NuTech Chief Executive Officer and Director, in consideration for payroll accrued in 2006.

On or about January 15, 2007, the Company entered into a Joint Venture agreement with Coalition Media Group (“Coalition” and the “Joint Venture Agreement”), which Joint Venture Agreement contemplated the parties entering into a definitive agreement subsequent to the date of the Joint Venture Agreement.  The Joint Venture Agreement was subsequently cancelled by the parties.

On or about February 6, 2007, the Company entered into a license agreement with iN Demand, L.L.C. (“iN Demand”), whereby the Company agreed to provide iN Demand certain broadcast rights to three (3) of the Company’s live concert productions, including exclusive rights to exhibit the standard definition recording of such programs and non-exclusive rights to distribute the high definition recordings of those three (3) programs. The license agreement is for a term of two (2) years and gives iN Demand the right to broadcast the programs an unlimited number of times. The license fee payable pursuant to the license agreement for pay-per-view broadcasts is equal to 25% of the gross receipts iN Demand receives from such broadcasts and/or 25% of the suggested retail price of each program, as defined in the agreement, whichever is greater. The license fee payable for non-pay-per-view broadcasts, which shall be “on demand” broadcasts, is equal to $0.05 time the number of hours such program is broadcast, rounded up to the nearest quarter hour times the number of subscribers to that package during the first month of exhibition. Pursuant to the license agreement, the Company agreed to maintain $1,000,000 of insurance on each program per single occurrence and $3,000,000 of insurance for all claims in aggregate in connection with each program.

On August 8, 2007, the Company entered into an agreement with Queenstone Financial Corporation (“Queenstone”) to convert $312,798 of the debt owed to Queenstone into 35,000,000 shares of common stock or an equivalent number of preferred stock shares, which debt conversion Queenstone has agreed to, but which shares have not been issued to date, and have therefore not been included in the issued and outstanding shares disclosed throughout this Form 10-QSB.  This settlement has not been concluded as of the date of this filing and is currently under review by the Company’s SEC counsel.

Recent Events:

Asset Purchase Agreement and License Agreement with Jump

On August 22, 2007 the Company announced the closing of its Asset Purchase Agreement (the, “Agreement”) with Jump Communications, Inc. (“Jump”), acquiring from Jump a number of Alcatel Telephone Switches, exclusive licenses covering specified intellectual property, trademarks, hardware, software and firmware, along with billing and call management systems (the, “Transaction”).   In connection with the Transaction, the Company and Jump entered into a License Agreement (the “Nutech License Agreement”), whereby Jump provides the Company an exclusive, license to use certain Jump technology, know-how and proprietary intellectual property in the United States, (collectively, the “Acquired Assets”).  The Acquired Assets are independently valued at approximately $3.7 million.  This value is attributed exclusively to tangible assets.  No value has been attributed to intangible assets.

Jump has been issued twenty-three thousand eight hundred (23,800) shares of Series A Convertible Preferred Stock (the “Preferred Stock”), which on a fully diluted basis is equal to 97.17% of the Company’s outstanding shares as of September 30, 2007 in consideration for the Acquired Assets.  The Preferred Stock issued to Jump carries voting and conversion rights equivalent to fifty thousand (50,000) shares of common stock to one (1) of the preferred stock, or one billion one hundred ninety million (1,190,000,000) shares of common stock.

Contemporaneous with the issuance of the Preferred Stock, the Board of Directors of Jump authorized the distribution of the Preferred Stock to its shareholders as a partial redemption of their Jump stock, and in accordance with their pro-rata interests in Jump.  This transaction has been recorded in the capital account of each Jump shareholder retroactive to the closing of the Transaction.

In connection with the Transaction, the Company’s office has been changed to the office of Jump, with the former office abandoned without further liability to the Company.  Additionally, the majority shareholders of Jump, A. Frederick Greenberg and Richard M. Greenberg have been appointed Chairman and Chief Executive Officer and President and Secretary/Treasurer respectively.

The terms of the Agreement were previously reported in the Company’s report on Form 8-K filed on August 2, 2007, some disclosures of which are being corrected in this filing as a result of changed objectives during the course of closing the Transaction and the filing of this Form10Q.   As a result, the contemplated subsidiary operations of Jump Operating Company (“JOC”), NuTech Acquisition Corp. (“NAC”), and NAC Operating Company (“NAC OC”) (collectively, the “Subsidiary Operations”) have been discontinued, the agreements with Mr. Lee Kasper have been terminated with respect to certain of these proposed Subsidiary Operations.  All activities and operations contemplated by the Subsidiary Operations will be consolidated under the Company.  In subsequent periods, the Company will transition to the business activities of Jump, with the former operations of the Company becoming inactive.   The Company has no plans to dispose of pre-Transaction revenue producing assets or to defer what passive revenue may occur as a result of past market exposure to those assets; however, the Company will not actively promote the sale of those assets or exploit (if any) revenue opportunities that may result from an awareness of those assets by third parties.  As a result of these changes, the description of the Company’s business history, business focus and material agreements will change in subsequent filings, but the information contained herein was current as of September 30, 2007, and as of the date of this filing.

Jump Operations

The Jump product and networking technology delivers telecommunication, television, and data services in the form of broadcast quality, bi-directional videophones; unlimited television and internet channels (including video on demand [VOD], high definition [HD], and super high definition resolutions to a broad range of vertical markets); voice over internet protocol (VoIP); and internet access across the market spectrum from government to consumer.

All of these services are to be made available through a single, inexpensive, user friendly, plug and play set top device manufactured by Jump that acts as the gateway to virtually all currently available communications, entertainment and data services, and “off-the-shelf” equipment (cameras, TVs, microphones and computers) over wired or wireless links (including Digital Subscriber Lines [DSL], cable modem, and private or public networking infrastructure).  Jump manufactures and sells the set top device marketed as the Jump Unity Multi-Protocol Platform (the “JUMP Platform”) in a variety of configurations and price points suitable for the full range of today’s markets, including corporate, government, small business and the consumer.

The JUMP Platform works seamlessly with all network infrastructures and protocols to provide comprehensive services, simplifying operations, and reducing the costs for users. In addition to viewing an unlimited number of entertainment channels, accessing the public internet, and connecting via VoIP, users will be able to hear and see each other in real time on their TV sets or PC’s with the same quality that TV programming comes to them, using the  low cost JUMP Platform and inexpensive broadband connectivity.  In providing this simple, inexpensive, bi-directional broadcast quality video, Jump distinguishes its product and service offerings from all others.  Jump further differentiates itself from competitive offerings by empowering every end point on a network to be a video broadcast origination point.

The JUMP Platform, and linkage of multiple JUMP Platforms (the, “Network”), enables interconnectivity to public and private networks, makes available a variety of network oriented services that augment and improve services available on the public internet.  For instance, Jump management and billing systems incorporated into the Network enable on demand, “point-to-point” 2WayTV, credit card approvals, VOD, billing for services and events, selection of services and account management.  No special connection is needed to connect to the Network; a basic internet connection is sufficient. The interconnection between the Network to both the public internet and the existing national telephone communications switching infrastructure creates a virtually universal system of access for all.

The Company believes that focusing on the former Jump business paradigm will enable the Company to become a supplier of “state-of-the-art” multi-media products and technology under an integrated, cohesive delivery platform across a broad range of market applications and client sets.

Jump Historical Information

Jump was organized under the laws of the State of Nevada on July 6, 2006 and registered to conduct business in the State of California on July 25, 2006 with an authorized share capital of five hundred (500) million common shares at $0.001 par value.  A. Frederick Greenberg and Richard M. Greenberg constituted the initial board of directors and President and Secretary/Treasurer respectively.

Subsequent Event:

Since the Company’s authorized stock was not sufficient to permit the issuance of common stock as consideration for the Acquired Assets, Jump consented to the issuance of the Preferred Stock.  In a Pre14C filing to the Commission on October 2, 2007and the subsequent Definitive 14C filing dated October 31, 2007, the Company announced that it had “received written consent (the “Written Consent”) from Jump,  holding the “Preferred Stock”, representing the right to vote approximately 96.4% (corrected herein to 97.17% as of September 30, 2007) of the total issued and outstanding shares of the Company, adopting a resolution to amend the Company’s Articles of Incorporation to:  (i) change the name of the Company to “RoseTel Holdings Corp.”, and (ii) authorize a one-for-sixty reverse stock split of the issued and outstanding shares of the Company’s Common Stock by changing each sixty (60) shares into one (1) share.”  The comment period on the Pre 14C filing has elapsed, and the Company filed a final shareholder information statement noticing its intent to complete the reverse split.

Once the waiting period for the final Information Statement passes, the shareholders of Jump will convert their individual Preferred Stock to nineteen million eight hundred thirty-three thousand three hundred thirty-three (19,833,333) shares of common stock of the Company.  As of September 30, 2007, the Company had thirty-four million six hundred thirty-nine thousand nine hundred ninety-four (34,639,994) shares of common stock that will be converted to five hundred seventy-seven thousand three hundred thirty-three (588,333) by operation of the reverse split.  Thereafter, the Company will have issued and outstanding common stock of twenty million four hundred ten thousand six hundred sixty-six (20,410,666) shares of common stock.  Fractional shares will be rounded up to the nearest whole number.

In connection with the Transaction as of the date of closing the Agreement, two (2) of the Company’s three (3) Directors resigned and the vacancies filled with two (2) directors appointed by Jump, and Lee Kasper, the Company’s former Chief Executive Officer and Director continuing as the third Director.  On November 6, 2007, Lee Kasper was removed as a director of the Company and terminated for cause from all offices held by him in the Company and its subsidiaries by written consent of a majority of the Company’s shareholders.  This consent was ratified by the remaining directors of the Company.  The Company determined that while he was President and a director of the Company, Mr. Kasper operated several off-shore entities through which he did business. In addition he distributed Company shares to these entities.  Mr. Kasper did not disclose his ownership or dealings with these off-shore entities and did not file the requisite disclosure reports.  A copy of the 8K filing was forwarded to Mr. Kasper, and we have received no reply as of the date of this filing.

Effective November 1, 2007, the Company reached a settlement agreement with Richardson & Patel, LLC a creditor owed approximately $137,566, as evidenced in a convertible promissory note, and $150,281 in accounts payable (an aggregate owing of $287,847), wherein Richardson & Patel released the Company from all payment liabilities for a one-time payment of $30,000.

Effective November 14, 2007, the Company reached a settlement agreement with U-Tech Media Corporation, a creditor owed approximately $228,215 wherein U-Tech released the Company from all payment liabilities for a one-time payment of $15,000.

Additionally, the Company executed a payment to Comerica, the Company’s Small Business Loan administrator, for $13,857, which brought that delinquent loan current.

Critical Accounting Policies and Estimates

In consultation with the Company’s Board of Directors, the Company identified various accounting principles that it believes are key to understanding the Company’s financial statements.  These important accounting policies require management's subjective judgments.

Revenue Recognition.  Revenue recognition is recorded on cash basis and expenses are recorded on the accrual basis.  As of July 1 2006, management decided to record income on the cash basis due to the fact that reliable estimates of revenue and projected cash flow cannot be determined.  Prior to July 1, 2006, the Company's sales were recorded when its products the were shipped, net of an estimate of returns.

Inventory, Completed Masters, Production Costs.  Effective July 1, 2006, the Company expensed all inventory, completed masters and production costs due to the fact that reliable estimates of revenue and projected cash flow can not be determined.

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

Income Taxes.  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS109), which is an asset and liability method of accounting requiring the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of accounting.  In assessing whether deferred tax assets will be realized, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

Common Stock Issued for Non-Cash Transactions.  It is the Company’s policy to value stock issued for non-cash transactions, such as services, at the fair market value of the goods or services received or the consideration granted, whichever is more readily determinable, at the date the transaction is negotiated.

Stock based Compensation.  Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment: An Amendment of FASB Statements No. 123 and 95”the Companying the modified prospective method. Under this method, compensation cost is recognized on or after the effective date for the portion of outstanding awards, for which the requisite service has not yet been rendered, based on the grant date fair value of those awards.

The Black-Scholes option-pricing model was developed for the use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options and warrants have characteristics different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of such stock options.

Results of Operations for the Three Months Ended September 30, 2007, Compared to the Three Months ended September 30, 2006

Comparison of Year End Periods.  Summarized in the table below is statement of operations data comparing the three months ended September 30, 2007 with the three months ended September 30, 2006:

For Three Months Ended
	9/30/2007	9/30/2006	Increase/(Decrease)
Sales (net of refunds)	$ 30,985	$ 38,207	$ (7,222)
Operating Expenses	$ (75,224)	$ (450,472)	$ 375,248
Operating Income/(Loss)	$ (44,239)	$ (412,265)	$ 368,026
Interest Expense	$ (53,759)	$ (44,068)	$ 9,691
Recovery of Bad Debt	$ -	$ 41,488	$ (41,488)
Loss on Impairment of Assets	$ -	$ (2,196,814)	$ 2,196,814
Recovery of Prior Year Security Deposit	$ -	$ 50,000	$ (50,000)
Loss on Sale of Fixed Asset	$ -	$ (90,437)	$ 90,437
Rental Income	$ -	$ 4,000	$ (4,000)
Income/(Loss) before Corporation income Taxes	$ (97,998)	$ (2,648,096)	$ 2,524,768
Corporation Income Tax	$ -	$ -	$ -
Net Income/(Loss)	$ (97,998)	$ (2,648,096)	$ 2,480,529
Net Income/(Loss) Per Share - Basic	$ -	$ (0.09)	$ 0.09

Sales

Sales for the three months ended September 30, 2007 were $30,985, as compared to sales of $38,207for the three months ended September 30, 2006, a decrease of $(7,222) or approximately 18.9% from the prior period.  This decrease for the three months ended September 30, 2007 is primarily attributable to the reduction in demand for the Company’s products; a lack of funds for marketing, and the expected transition to the Jump products in subsequent periods (see Recent Events above).

Cost of sales

Cost of goods sold for both three month periods ended September 30, 2007 and 2006 were negligible, reflecting the poor cash position of the Company and precipitous decline in sales (please see the section below discussing the Results of Operations for the Nine Months ended September 30, 2007, compared to the Nine Months ended September 30, 2006) and the sell-off of inventory in storage during prior periods.

Royalty, Selling, Consulting, Salaries and Wages, Legal, and General and Administrative Expenses

Summarized in the table below are royalty, selling, consulting, salaries and wages, legal, and general and administrative expenses comparing the three months ended September 30, 2007 with the three months ended September 30, 2006:

For Three Months Ended
	9/30/2007	9/30/2006	Increase/(Decrease)
Royalty Expenses	$ -	$ (1,808)	$ 1,808
Selling Expenses	$ -	$ 7,181	$ (7,181)
Consulting Expenses	$ 2,216	$ 29,841	$ (27,625)
Legal Expenses	$ 33,090	$ 18,344	$ 14,746
Salaries & Wages	$ -	$ 299,584	$ (299,584)
General & Administrative Expenses
Bad Debts	$ -	$ (50)	$ 50
Automobile Expenses	$ -	$ 1,178	$ (1,178)
Internet/Web Development	$ 2,808	$ 6,615	$ (3,807)
Telephone/Utility Expenses	$ 2,143	$ 7,650	$ (5,507)
Accounting Fees	$ 15,235	$ 11,893	$ 3,342
Rent	$ 2,679	$ 13,866	$ (11,187)
Insurance	$ 4,955	$ 13,647	$ (8,692)
Depreciation	$ 5,021	$ 13,963	$ (8,942)
Other	$ 6,755	$ 19,861	$ (13,106)

Total Expenses	$ 74,902	$ 441,765	$ (366,863)

Royalty expenses during the three months ended September 30, 2007 was nil compared to a negative $1,808 for the comparable prior period ended September 30, 2006.  This was directly related to the decrease in sales and a change in the Company’s method of accounting to expense all costs when incurred.

Selling expenses during the three months ended September 30, 2007 was nil compared to $7,181 for the three months ended September 30, 2006.  This decrease was the result of eliminating the Company’s sales force in prior periods, which in turn, resulted in elimination of selling expenses; in addition to the fact that the Company had limited sales for the three months ended September 30, 2007 compared to the prior period ended September 30, 2006.

The elimination of salaries and wages during the three months ended September 30, 2007 was a result of the termination active promotion of the Company’s products and the ultimate transition to the JUMP Platform and Network(s) (described above in the section Recent Events).

The Company’s legal expenses increased by $14,746, or 80.4% to $33,090 for the three months ended September 30, 2007 as compared to $18,344 for the three months ended September 30, 2006 due to legal services in connection with the Jump Transaction (described above in the section Recent Events).

In all categories of the General & Administrative Expenses, the Company experienced significant reductions except in Accounting Fees.  All of these reductions and the increase in accounting fees were in connection with the shift of the

Company’s existing business to business model associated with the Jump Transaction.  Prior to execution of the Agreement, a reduction in expenses was associated with a paucity of working capital and the inability to access additional funding sources.

Interest Expense

Interest expenses increased from $44,068 in the three month period ended September 30, 2006 to $53,759 for the comparable period ended September 30, 2007, which increase was mainly due to the majority of the Company’s payments on the Small Business Loan (described below) being applied towards interest, because of lateness in making scheduled monthly payments.

Net Income (Loss)

The Company had net loss of $97,998 for the three months ended September 30, 2007 compared to a net loss of $2,550,098 for the comparable prior period ended September 30, 2006, a decrease of $2,480,529 from the prior period.  The increase in net income was primarily due to the decrease in expenses described above, the diminution of the Company’s typical business, and termination of all employees.

Results of Operations for the Nine Months Ended September 30, 2007, Compared to the Nine Months ended September 30, 2006

Comparison of Year End Periods.  Summarized in the table below is statement of operations data comparing the nine months ended September 30, 2007 with the nine months ended September 30, 2006:

For Nine Months Ended
	9/30/2007	9/30/2006	Increase/(Decrease)
Sales (net of refunds)	$ 293,238	$ 760,378	$ (467,140)
Operating Expenses	$ 362,393	$ 2,023,836	$ (1,661,443)
Operating Income/(Loss)	$ (69,155)	$ (1,263,458)	$ (1,194,303)
Interest Expense	$ (119,563)	$ (102,506)	$ 17,057
Recovery of Bad Debt	$ 481,979	$ 41,488	$ 440,491
Loss on Impairment of Assets	$ -	$ (2,196,814)	$ 2,196,814
Recovery of Prior Year Security Deposit	$ -	$ 50,000	$ (50,000)
Loss on Sale of Fixed Asset	$ -	$ (90,437)	$ 90,437
Rental Income	$ -	$ 31,451	$ (31,451)
Income/(Loss) before Corporation income Taxes	$ 293,261	$ (3,530,276)	$ 3,753,968
Corporation Income Tax	$ -	$ -	$ -
Net Income/(Loss)	$ 293,261	$ (3,530,276)	$ 3,753,968
Net Income/(Loss) Per Share - Basic	$ 0.01	$ (0.12)	$ 0.13

Sales

Sales for the nine months ended September 30, 2007 were $293,238; as compared to sales of $760,378 for the nine months ended September 30, 2006, a $467,140 or 61.4% decrease from the comparable prior period.  This decrease is primarily attributable to the reduction in demand for the company’s products, a lack of funds for marketing, and the anticipatory shift of the Company’s typical business to the business model of the Jump Transaction (described above in the section Related Events) for the nine months ended September 30, 2007.

Cost of Sales

Cost of sales for the nine months ended September 30, 2007 the was $88,672 compared to $449339 for the comparable nine months ended September 30, 2006, which represents 30.2% and 59.1% of sales respectively.  The decrease in cost of sales for the current nine month period compared to the nine months ended June 30, 2006, was directly attributable to the decrease in sales, as described above.

Royalty, Selling, Consulting, Salaries and Wages, Legal, and General and Administrative Expenses

Summarized in the table below are royalty, selling, consulting and general and administrative expenses comparing the nine months ended September 30, 2007 with the nine months ended September 30, 2006:

For Nine Months Ended
	9/30/2007	9/30/2006	Increase/(Decrease)
Royalty Expenses	$ -	$ 163,610	$ (163,610)
Selling Expenses	$ 419	$ 56,229	$ (55,810)
Consulting Expenses	$ 25,445	$ 46,920	$ (21,475)
Legal Expenses	$ 52,085	$ 124,189	$ (72,104)
Salaries & Wages	$ 24,000	$ 741,785	$ (717,785)
General & Administrative Expenses
Bad Debts	$ 549	$ 12,813	$ (12,264)
Automobile Expenses	$ 1,100	$ 7,931	$ (6,831)
Internet/Web Development	$ 10,488	$ 17,577	$ (7,089)
Telephone/Utility Expenses	$ 20,212	$ 28,473	$ (8,261)
Accounting Fees	$ 53,443	$ 76,955	$ (23,512)
Rent	$ 24,977	$ 73,035	$ (48,058)
Insurance	$ 18,950	$ 69,629	$ (50,679)
Depreciation	$ 16,442	$ 49,205	$ (32,763)
Other	$ 25,611	$ 106,147	$ (80,536)

Total Expenses	$ 171,772	$ 441,765	$ (269,993)

Royalty expenses decreased by $163,610 for the nine months ended September 30, 2007 to nil as compared to the nine months ended September 30, 2006.  This decrease was directly related to the decrease in sales and a change in the method of accounting to expense all costs when incurred.

Selling expenses decreased to $419 for the nine months ended September 30, 2007 compared to $56,229 for the comparable prior period ended September 30, 2006.  This decrease was the result of the elimination the Company’s sales force prior to the nine months ended September 30, 2007, decrease in sales, and transition to the business model of the Jump Transaction (as described above in the section Recent Events).

Salaries and wages expense decreased by $717,785 to $24,000 for the nine months ended September 30, 2007 from $741,785in the comparable prior period ended September 30, 2006.  This decrease was the result of the elimination of the Company’s sales force prior to the nine months ended September 30, 2007, a reduction of officer salaries, and transition to the business model of the Jump Transaction (as described above in the section Recent Events).  The only salaries paid during the nine months ended September 30, 2007 were paid by way of stock issued for salaries.

The overall decrease of $269,993 in general and administrative expenses to $171,772 for the nine months ended September 30, 2007 from $441,765 for the nine months ended September 30, 2006 was attributable to a cut back in all spending due to the lack of sales, an uncertainty of sales in future periods, and transition to the business model of the Jump Transaction (as described above in the section Recent Events).

Overall, the reduction in expenses is due to the lack of available working capital and the discontinuation of the Company business model in favor of the Jump business model.

Interest Expense

The Company incurred interest expense of $119,563 for the nine months ended September 30, 2007, compared to interest expense of $102,506 for the nine months ended September 30, 2006, which increase was mainly due to the majority of the Company’s payments on the Small Business Loan (described below) being applied towards interest, because we were late in making such monthly payments.

Cancellation of debt

During the nine months ended September 30, 2007, there was a cancellation of debt in the amount of $481,979.  This consisted of accounts payable which were passed the four year statute of limitations, during which such accounts payable are required to be paid in the state of California of $66,615, a forgiveness of accrued vacation and payroll in the amount of $266,470, which amount was owed to the Company’s former Chief Executive Officer, Lee Kasper, and a partial forgiveness of a loan to a shareholder in the amount of $148,894.

Net Income (Loss)

The Company had net income of $293,261 during the nine months ended September 30, 2007, compared to a net loss of $3,530,276 during the nine months ended September 30, 2006.  This is primarily due to the decrease in expenses described above, as well as the $481,979 of cancellation of debts as described above.

Liquidity and Capital Resources

To date, the Company have financed the Company’s operations with cash from the Company’s operating activities, a Small Business Administration loan, a loan from Ritek Corporation which has been written off as of December 31, 2005, various loans from individuals, cash raised through the sale of the Company’s securities or the exercise of options or warrants, and the issuance of the Company’s securities to various consultants inconsideration for services rendered or to other creditors in satisfaction of the Company’s indebtedness to them.

In July 2000, the Company received a $900,000 Small Business Administration loan with Comerica Bank participation. The interest rate per annum is 2% over prime, and the loan is scheduled to be paid over an 18 year period. The balance of this loan as of June 30, 2007 was approximately $673,188.  On November 14, 2007, the Company issued payment of $13,857 to bring the loan current.

From time to time the Company borrowed funds from Mr. Lee Kasper, former Chief Executive Officer, President, director and significant shareholder of the Company. These loans accrue interest at the rate of 10% per annum and are due on demand. At June 30, 2007, the Company owed Mr. Kasper $50,000, from these borrowings.

On August 1, 2005 the Company received from Mr. Kasper a loan in the amount of $350,000. The interest rate on the loan is 8% per annum, and the loan is scheduled to be repaid over a 36 month period. The Company used these funds to produce live music concerts. The balance of this loan as of June 30, 2007 was approximately $233,734, and as of June 30, 2007, the Company was approximately twelve (12) months delinquent in making payments to Mr. Kasper pursuant to the loan.

As a condition of the Transaction with Jump, the existing loans to the Company from Mr. Kasper were extinguished in favor of the issuance of securities in the Company.  As a condition of issuance of these securities, Mr. Kasper was required to execute certain releases and indemnifications, which to date he has failed to provide.  While some of these loan transactions have no apparent connection with the transactions that resulted in his termination on November 6, 2006, the Company will not authorize, and the Company’s transfer agent will not issue the common stock related to the extinguishment of debt until such releases and indemnifications are properly executed.  The Company’s management will characterize these loans as off balance sheet contingent liabilities in future reporting periods.

On July 27, 2005 the Company borrowed $100,000 from Noel Gimbel, an unrelated individual. The interest rate on the loan is 10% per annum and the loan was due in full on November 30, 2006, but has since been verbally extended until December 31, 2007. These funds were used to produce live music concerts. The balance of the Gimbel loan as of March 31, 2007 was approximately $99,005.

In March 2006, Kickarock Productions, Inc. ("Kickarock") loaned the Company $15,000, pursuant to a Promissory Note, which note bears interest at the rate of 7% per annum, which amount has not been paid to date. The loan is guaranteed by Lee Kasper.

In August 2006, the Company received from Kickarock Productions, Inc $22,175.  Subsequent to August 2006, Kickarock provided an additional $5,000, which funds were used to pay the Company’s independent auditors.  Upon completion of the Transaction with Jump, a thorough due diligence examination was made of the Company’s financial records, and no loan documentation, security instruments, board authorizations, or other memoranda evidencing such amounts constituted a loan has been found.

Sources and Uses of Cash

Summarized in the table below is information derived from the Company’s statements of cash flow comparing the nine months ended September 30, 2007 with the nine months ended September 30, 2006:

Nine Months Ended
	9/30/2007	12/31/2006
Net Cash Provided (Used) By:
Operating Activities	$ 14,078	$ 164,148
Investing Activities	$ -	$ 37,100
Financing Activities	$ (20,834)	$ (198,764)
Net Increase (Decrease) In Cash	$ (6,756)	$ 2,484

Operating Activities

During the nine months ended September 30, 2007, the Company’s net income was $293,261.  This included non-cash items of depreciation in the amount of $14,481, the issuance of $45,038 worth of common stock for services, and non-cash rent expense of $21,000.  The Company issued 2,000,000 shares of common stock to Lee Kasper in consideration for past services rendered and the cancellation of $481,979 in debt.  Cash was provided from operations by the decrease of accounts payable of $31,260 and the increase in accounts payable of $146,181.

During the course of the current quarterly period and in the subsequent period prior to filing, certain current liabilities have been settled, and certain others are being reviewed by the Company’s legal and audit advisors.  As referenced above under the section “Subsequent Events” the Company has settled $228,215 in current accounts payable debt with a cash payment of $15,000.  Additionally, debt of $312,798 to Queenstone discussed in the section “Business History” above, currently classified as an accounts payable is under review by the Company’s SEC counsel for possible action, including repudiation of the debt, among other alternatives being considered by Company management.

In addition, the Company has approximately: (i) $619,769 in accounts payable that has been unpaid for a period in excess of four (4) years, and (ii) $71,129 in accrued publishing costs recorded on the Company records that may not meet conditions of the Company revenue recognition policies.  Both amounts are under review by Company Legal and Audit advisors to determine if they remain valid claims against the Company.  Should those findings conclude these obligations are no longer valid obligations of the Company, they will be recorded as a reduction or cancellation of debt in the period in which such determination is made.

Giving consideration to the extinguishment and/or forgiveness of debt subsequent to the closing of the quarterly period ended September 30, 2007, the Company’s current trade payable liabilities would have been reduced from $1,486,357 to $1,107,861 and increased shareholder equity to $1,369,836.

At fiscal year ended December 31, 2006, the Company’s net loss was $3,530,610.  This included non-cash items of:  (i) depreciation in the amount of $52,673, (ii) amortization in the amount of $115,630, (iii) loss on the disposal of fixed assets of $90,437, (iv) loss on impairment of assets of $2,086,936, (v) the issuance of common stock for services, consulting fees and other expenses of $128,325, (vi) amortization of options issued to employees of $207,934, and (vii) non-cash rent expense of $9,000.  The non-cash items were offset by changes in the operating assets and liabilities by substantial increases in Accounts Receivable, Production Costs Receivable and reductions in Pre-paid Royalties, Pre-paid Expenses, and Accrued liabilities, in large part accounting for the greater portion of the $164,148 cash provided for by operating activities.  Cash was used to reduce the deficit from fiscal year ended December 31, 2005 of $307,738.

Investing Activities

There were no acquisitions of property and equipment for the nine months ended September 30, 2007 and a nominal disposal of property of $37,100 for the fiscal year ended December 31, 2006.

Financing Activities

Financing activities for the nine months ended September 30, 2007 used net cash of $20,834.  Proceeds from a note payable and bank overdraft were offset by the repayment of a related party note for $65,257.

Financing activities for the fiscal year ended December 31, 2006 the used net cash of $198,764, consisting largely as a result of demand loans, notes payable, and bank overdrafts of $289,822 that were only partially offset by proceeds from other notes payable of $91,058.

Commitments for Capital Expenditures

At September 30, 2007, the Company had no commitments for capital expenditures.

Going Concern

The financial statements included in this report are presented on the basis that the Company is a “going concern.”  Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time.  The Company’s auditors have indicated that the following factors raise substantial doubt as to the Company’s ability to continue as a going concern:

•	the Company have an accumulated a deficit of $9,000,454 since inception;

•	the Company have a working capital deficit of $2,867,197; and

•	the Company continues to incur operating losses.

The Company believes that the following will help to eliminate this qualification:

•	the Company will increase the Company’s revenue and profits with the JUMP Platform, Network(s) and associated products;

•	the Company reduced the Company’s operating expenses; and

•	the Company is working out agreements with its debtors to accept reduction in the payables.

Past Due Accounts Payable

Approximately $740,000 of accounts payable are over ninety (90) days old and could hamper the Company’s acquisition of inventory in future periods.

Off-Balance Sheet Arrangements

There are no guarantees, commitments, lease and debt agreements or other agreements that could trigger an adverse change in the Company’s credit rating, earnings, cash flows or stock price, including requirements to perform under standby agreements.

Capital Requirements and Available Capital Resources

During the course of the current nine month period ended September 30, 2007, the Company has substantially curtailed operations because of a lack of adequate working capital.  As of August 22, 2007 the Company has acquired certain assets from Jump in exchange for substantial control of the Company by the Jump shareholders, which Transaction is more fully described in the section above “Recent Events” and which contemplates the transition from the Company’s historic business model to the Jump business model (please see Note 2 to the Financial Statements).  Prior to the Transaction, the Company’s capital requirements, particularly as they relate to the production of popular music concerts, have been significant.  The Company’s primary use of cash consists of licensing and royalty costs ranging from 20% to 30%, production of live music concerts and general operating costs.  Since this business model is being discontinued, no future cash requirements on the Company’s current line of products and services will be required.  However, future cash requirements for the operation of the Company utilizing the Jump business model will be significant, and the adequacy of available funds will depend on many factors, including the pace at which the Company expand the Company’s JUMP Platform and Networks, the Company’s ability to negotiate favorable equity and debt agreements, and the general state of the economy, which impacts the amount of money that may be invested in capital expenditures on communications networks.

On July 20, 2007, the Company entered into a settlement agreement with Richardson & Patel, LLP whereby Richardson & Patel LLP will agree to receive $30,000 in full payment of its convertible notes totaling $137,566 and $150,281 of accounts payable, which were issued to it in consideration for legal services rendered.  The $30,000 was required to be paid no later than forty-five (45) days from July 20, 2007.  The funds were paid and mutual releases exchanged.  A settlement agreement was also reached with U-Tech Media Corporation on November 14, 2007 to extinguish debt totaling $228,215 for a one-time payment of $15,000 and the exchange of mutual releases and indemnifications.  The funds were duly paid to U-Tech in a timely fashion subsequent to the end of the current quarter.

As of September 30, 2007 the Company had available cash of $345 and a working capital deficit of $2,936,766.  Cash generated by current operations is not sufficient to continue business operations for the next twelve (12) months.  The Company will need additional financing during the next twelve (12) months to pay costs and expenses, if they stay at current levels.  To the extent it becomes necessary to raise additional cash in the future, the Company will seek to raise it through the public or private sale of debt or equity securities, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing.  The Company may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities.  The Company currently does not have any binding commitments for, or readily available sources of, additional financing and cannot provide any assurances that the Company will be able to secure the additional cash or working capital the Company may be required to continue operations.  If the Company is unable to raise additional capital in the future, any investment in the Company could become worthless.

In the event the Company is unable to raise sufficient capital to continue business operations, the Company may seek to merge with other companies and/or to have other companies acquire the Company. In the event that the Company enters into a merger and/or acquisition with a separate company, the Company’s majority shareholders will likely change and new shares of common stock could be issued resulting insubstantial dilution to the Company’s then current shareholders. As a result, the Company’s new majority shareholders will likely change the composition of the Board of Directors and replace current management. New management will likely change the business focus and there can be no assurances that new management will be able to properly manage the Company’s direction or that this change in the Company’s business focus will be successful. If the Company enters into a merger or acquisition, and new management fails to properly manage and direct operations, the Company may be forced to scale back or abandon the operations, which will cause the value of the Company’s common stock to decline or become worthless. The Company has not entered into any merger or acquisition agreements as of the date of this filing and the Company will continue with current business in the event a merger or acquisition is not completed.

RISK FACTORS

Some of the risks described below related to the Company’s music licensing and distribution, DVD sales and concert production operations, which were the Company’s operations for the nine months ended September 30, 2007.  Moving forward, the Company plan s to take steps to transition operations to that of Jump and to deliver to the home or business the ability to have two-way videophone sessions with broadcast quality, an unlimited number of entertainment channels, voice over IP and access to the public Internet in a single integrated service offering.  As such, the risks associated with the Company’s planned operations moving forward will likely be different from those risks below, and potential investors should review the Company’s most recent and future Form 8-K filings for information regarding the Company’s future operations and risk factors regarding such operations.

THE COMPANY REQUIRES SUBSTANTIAL ADDITIONAL CAPITAL FOR WHICH THE COMPANY DO NOT CURRENTLY HAVECOMMITMENTS, TO PAY THE CURRENT LIABILITIES AND CONTINUE OPERATIONS FOR THENEXT TWELVE MONTHS.

The Company’s capital requirements, particularly as they relate to the production of popular music concerts, have been significant. The primary use of cash consists of licensing and royalty costs ranging from 20% to 30%, production of live music concerts and general operating costs.  Future cash requirements and the adequacy of available funds will depend on many factors, including the pace at which the Company expands production of popular music concerts, the ability to negotiate favorable production agreements with the artists whose concerts the Company films, whether popular music concerts generate significant revenues, and the general state of the economy, which impacts the amount of money that may be spent for entertainment.

As of September 30, 2007 the Company had an accumulated deficit of $9,000,454.  As of the date of this filing, the Company’s prior business model is being discontinued and replaced by the business model contemplated in the Jump Transaction.  While the Jump shareholders have successfully negotiated the reduction of the Company’s current obligations and provide working capital through the transition to the Jump business model, no assurances can be given that the Jump shareholders will be successful raising substantial additional equity or debt financing to fund Company operations over the next twelve (12) months.  Retirement or settlement of current Company liabilities and provision of working capital to fund entry into the Jump business model will require access to substantial investment capital resources.  Both the timing of and the amount of capital are uncertain, and the Company cannot be assured that access to these investment sources to meet these requirements.  If the Company is required to raise additional capital to transition its business operations to the Jump business model, the Company may choose to do so through sales of the Company’s common stock, which may, and in all probability will, cause dilution to existing shareholders and/or through sales of convertible debt, which may be on unfavorable terms and which may additionally cause substantial dilution to existing shareholders. The Company currently does not have any binding commitments for, or readily available sources of, additional financing. The Company cannot provide any assurances that it will be able to secure the additional cash or working capital it may require to continue operations.

THE COMPANY WILL CONTINUE TO NEED ADDITIONAL FINANCING TO TRANSITION ITS BUSINESS OPERATIONS TO THE JUMP BUSINESS MODEL, AND UNTIL SUCH FINANCING IS AVAILABLE THE COMPANY’S BUSINESS AND RESULTS OF OPERATIONS MAY BE, AND IN ALL PROBABILITY WILL BE,  ADVERSELY AFFECTED.

Substantial access to working capital will be required to finance the transition of the Company’s business operations to the JUMP Platform and Network(s).  Unless the Company can attract investment in the form of additional debt or equity financing in an amount and during an appropriate time, the ability of the Company to introduce its products and technology to the market could be, and in all probability would be, materially and adversely affected.

THE COMPANY IS IN DEFAULT OF VARIOUS LOANS, WHICH DEFAULTS COULD CAUSE THOSE LENDERS TO TAKE ACTION AGAINST THE COMPANY TO RECOVER THOSE LOANS, WHICH COULD CAUSE THE COMPANY TO SELL ITS ASSETS AND/OR ABANDON ITS BUSINESS ACTIVITIES.

In August 2005, Lee Kasper, provided the Company with a $350,000 loan, which bears interest at the rate of 8% per annum and is due in thirty-six monthly payments of $10,968. The Company has been in default of the required payments on the loan since approximately August 2006.  As of the date of the Jump Transaction, the Company could not confirm in a review of its financial records any outstanding balance on this loan; however, as part of the Transaction, the Company agreed to issue Mr. Kasper 25,000,000 shares of common stock in settlement of this loan contingent upon the execution of certain release and indemnification agreements.  Subsequent to the initial understanding, the Company transfer agent refused to issue the certificates without the consent of the Jump shareholders and the refusal of Mr. Kasper to execute the release document, and his subsequent termination on November 15, 2007. This matter remains under review by the Company’s SEC counsel.   Additionally, the Company has approximately $1,486,357 of current liabilities, which it does not currently have sufficient funds to repay.  If any other of the Company’s creditors were to bring a lawsuit against the Company regarding the Company’s notes which are currently in default and/or any of the Company’s other current liabilities which may become due, the Company could be forced to expend substantial resources and funds in connection with the defense of such lawsuit.  Under current management, obligations to note holders and certain ordinary creditors are being negotiated on more favorable terms and the Company expects agreements with all creditors to discharge the current liabilities.

THE COMPANY MAY BE UNABLE TO CONTINUE THE OPERATIONS IF ADDITIONAL FINANCING IS NOT OBTAINED.

The Company’s independent auditor has noted in its report concerning the Company’s financial statements as of December 31, 2006 that the Company has incurred significant operating losses and that the Company have negative working capital. If the Company is not able to obtain financing, the Company may be unable to continue operations.

THE COMMUNICATIONS INDUSTRY IS INTENSELY COMPETITIVE. THERE CAN BE NO ASSURANCE OR GUARANTEE THAT THE COMPANY CAN COMPETE SUCCESSFULLY WITHIN THE COMMUNICATIONS INDUSTRY.

The communications industry is intensely competitive. The Company’s competitors include both major players in the communications industry that are much larger and have far greater name recognition and financial resources than the Company.   In addition the Company competes against smaller, independent companies that seek to create niche markets.

THE MARKET IN WHICH THE COMPANY DOES BUSINESS MAY CHANGE, DECREASING THE DEMAND FOR THE COMPANY’S PRODUCTS. IF THE DEMAND FOR THE COMPANY’S PRODUCTS DECLINES, ITS BUSINESS AND RESULTS OF OPERATIONS MAY BE, AND IN ALL LIKLEHOOD WILL BE, ADVERSELY AFFECTED.

The majority of the Company’s revenues will to be derived from sales of the JUMP Platform and Network(s) products and services, which compete with many alternative technology providers.  Continued rapid development of new communications technologies or further improvements in current technologies could lead to such market diversification that may substantially decrease the demand for the Company products and services. This could have a material adverse effect on the Company’s financial condition and results of operations.

THE COMPANY COULD BECOME INVOLVED IN LITIGATION OVER ITS RIGHTS TO USE ITS PRODUCTS, OR THE RIGHTS OF OTHERS TO USE THE COMPANY’S PRODUCTS. RESOLUTION OF ANY SUCH LITIGATION COULD BE TIME CONSUMING AND COSTLY, WHICH MAY HAVE A MATERIAL ADVERSE AFFECT ON THE COMPANY’S OPERATIONS ANDFINANCIAL POSITION.

The Company is not aware that the use or licensing of any of its products infringe the proprietary rights of third parties, and we are not currently engaged in any material intellectual property litigation or proceedings.  Nonetheless, no assurance can be given that the Company will not become the subject of infringement claims or legal proceedings by third parties with respect to current or future products.

Moreover, an adverse outcome in litigation or similar adversarial proceedings could subject the Company to significant liabilities to third parties, require the expenditure of significant resources to develop non-infringing products, require disputed rights to be licensed from others or require the Company to cease the marketing or use of certain products, any of which could have a material adverse effect on the Company’s business and operating results.

THE COMPANY RELIES UPON KEY PERSONNEL AND IF THEY LEAVE THE COMPANY, ITS BUSINESS PLAN AND RESULTS OF OPERATIONS COULD BE ADVERSELY AFFECTED.

The Company relies heavily on its executive officers and other key personnel, particularly certain Jump shareholders including Mr. A. Frederick Greenberg, the Company’s new Chairman and CEO, Mr. Richard M. Greenberg, the Company’s new President and Secretary/Treasurer, for the success of the Company. Their experience and input create the foundation for the Company’s business and they are responsible for the directorship and control of the Company’s business activities. The Company currently has no employment agreements with either of the Greenberg’s, or "key man" insurance policies, such agreements and insurance coverage are contemplated, particularly since new investors will most likely require such coverage. Moving forward, should the Company lose the services of either of the Greenberg’s, for any reason, the Company will incur costs associated with recruiting replacements and delays in business operations.  If the Company is unable to replace either individual with another suitably trained individual or individuals, the Company may be forced to scale back or curtail its business plan and business activities. As a result of this, your investment in the Company could become devalued or worthless.

IF THE COMPANY IS LATE IN FILING ITS QUARTERLY OR ANNUAL REPORTS WITH THE SEC, THE COMPANY MAY BE DE-LISTED FROM THE OVER-THE-COUNTER BULLETIN BOARD.

Pursuant to Over-The-Counter Bulletin Board ("OTCBB") rules relating to the timely filing of periodic reports with the

SEC, any OTCBB issuer which fails to file a periodic report (Form 10-QSB's or 10-KSB's) by the due date of such report (notwithstanding any extension granted to the issuer by the filing of a Form 12b-25), three (3) times during any twenty-four (24) month period is automatically de-listed from the OTCBB.  Such removed issuer would not be re-eligible to be listed on the OTCBB for a period of one (1) year, during which time any subsequent late filing would reset the one (1) year period of de-listing.  As the Company was late in filing the Company’s 10-QSB for the quarterly period ending September 30, 2006, if the Company were late in filings two (2) more times in the current twenty-four (24) month period, and/or are late in filings any three (3) times in any subsequent twenty-four (24) month period and are de-listed from the OTCBB, the Company’s securities may become worthless and the Company may be forced to curtail or abandon its business plan.

THE MARKET FOR THE COMPANY’S COMMON STOCK IS HIGHLY ILLIQUID AND VOLATILE.

The market for the Company’s common stock is highly illiquid and volatile, and it is anticipated that such market will be continue to be subject to wide fluctuations in response to several factors, including, but not limited to:

(1)	actual or anticipated variations in the Company’s results of operations;
(2)	the Company’s ability or inability to generate new revenues;
(3)	the number of shares in the Company’s public float;
(4)	increased competition; and
(5)	conditions and trends in the market for the JUMP Platform and Network(s).

 Furthermore, because the Company’s common stock is traded on the NASD OTCBB, its stock price may be impacted by factors that are unrelated or disproportionate to the Company’s operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of the Company’s common stock. Additionally, at present, the Company has a limited number of shares in its public float, and as a result, there could be extreme fluctuations in the price of its common stock.  Further, due to the limited volume of the Company’s shares which trade and its limited public float, the Company believes that its stock prices (bid, asked and closing prices) are entirely arbitrary, are not related to the actual value of the Company, and do not reflect the actual value of the Company’s common stock (and in fact reflect a value that is much higher than the actual value of the Company’s common stock). Shareholders and potential investors in the Company’s common stock should exercise caution before making an investment in the Company, and should not rely on the publicly quoted or traded stock prices in determining common stock value, but should instead determine value of common stock based on the information contained in the Company's public reports, industry information, and those business valuation methods commonly used to value private companies.

IN THE FUTURE, THE COMPANY WILL INCUR SIGNIFICANT INCREASED COSTS AS A RESULT OF OPERATING AS A FULLY REPORTING COMPANY IN CONNECTION WITH SECTION 404 OF THE SARBANES OXLEY ACT, AND THE COMPANY’S MANAGEMENT WILL BE REQUIRED TO DEVOTE SUBSTANTIAL TIME TO NEW COMPLIANCE INITIATIVES.

Moving forward, the Company anticipates incurring significant legal, accounting and other expenses in connection with its status as a fully reporting public company. The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and new rules subsequently implemented by the SEC have imposed various new requirements on public companies, including requiring changes in corporate governance practices. As such, the Company’s management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase legal and financial compliance costs and will make some activities more time-consuming and costly. In addition, the Sarbanes-Oxley Act requires, among other things, that the Company maintain effective internal controls for financial reporting and disclosure of controls and procedures. In particular, commencing in fiscal 2008, the Company must perform system and process evaluation and testing of its internal controls over financial reporting to allow management and the Company’s independent registered public accounting firm to report on the effectiveness of internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. The Company’s testing, or the subsequent testing by the Company’s independent registered public accounting firm, may reveal deficiencies in internal controls over financial reporting that are deemed to be material weaknesses. Compliance with Section 404 will require that the Company incur substantial accounting expense and expend significant management efforts. The Company currently does not have an internal audit group, and will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge.  Moreover, if the Company is unable to comply with the requirements of Section 404 in a timely manner, or if independent registered public accounting firm identifies deficiencies in the Company’s internal controls over financial reporting that are deemed to be material weaknesses, the market price of the Company’s stock could decline, and the Company could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

INVESTORS MAY FACE SIGNIFICANT RESTRICTIONS ON THE RESALE OF THE COMPANY’S COMMON STOCK DUE TO FEDERAL REGULATIONS OF PENNY STOCKS.

The common stock of the Company will be subject to the requirements of Rule 15(g)9, promulgated under the Securities Exchange Act as long as the price of the Company’s common stock is below $4.00 per share. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990, also requires additional disclosure in connection with any trades involving a stock defined as a penny stock. Generally, the Commission defines a penny stock as any equity security not traded on an exchange or quoted on NASDAQ that has a market price of less than $4.00 per share. The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it. Such requirements could severely limit the market liquidity of the securities and the ability of purchasers to sell their securities in the secondary market.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of1934 Rules 13a-15(e) and 15d-15(e)) as of end of the period covered by this Report on Form 10-QSB (the "Evaluation Date"),has concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information the Company is required to disclose in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Occasionally the Company is named as a party in claims and legal proceedings arising out of the normal course of the Company’s business. These claims and legal proceedings may relate to contractual rights and obligations, employment matters, or to other matters relating to the Company’s business and operations.

In May 2006, Future Media Productions, Inc., a California corporation ("Future Media"), which is currently in Chapter 11Bankruptcy, filed a complaint against The Company in the United States Bankruptcy Court in the Central District of California.  The complaint alleged that the Company owes Future Media $18,000 in unpaid invoices in connection with the manufacture by Future Media of certain DVD's for The Company.  The complaint also asked for interest on the overdue amount and costs and attorneys fees for Future Media.  The Company did not file an answer to the complaint and Future Media filed an entry for a Default Judgment against the Company in July 2006, which Default Judgment in the amount of $36,240.33, including $33,383.34 of damages and $2,856.99 in attorney's fees and costs, was granted against the Company in September 2006. The Company has not paid the Default Judgment amount to date and is currently working with Future Media to settle the Default Judgment for less than the Default Judgment amount, the success of which cannot be assured.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND THE COMPANYE OF PROCEEDS

On January 10, 2007, the Company issued 2,000,000 shares of common stock to its Chief Executive Officer and Director, Lee Kasper inconsideration of payroll accrued in 2006 and the fact that Mr. Kasper has not demanded repayment of any of his outstanding loans to the Company, which shares were issued as free trading pursuant to the 2003 Consulting Plan.

On August 8, 2007, the Company entered into an agreement with Queenstone Financial Corporation to convert $350,000 of debt owed to Queenstone into 35,000,000 shares of common stock or an equivalent number of shares of preferred stock, which debt conversion Queenstone has agreed to, but which shares have not been issued to date, and have therefore not been included in the issued and outstanding shares disclosed throughout this Form 10-QSB. This transaction is currently under review by the Company’s SEC counsel.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

REPORTS ON FORM 8-K:

The Company filed reports on Form 8-K subsequent to the quarter covered by this Form 10QSB regarding the following:

•

On October 30, 2007, to report a change in the Registrant’s certifying accountant as a result of the resignation of the Company’s accountant, without dispute;

•

On November 15, 2007, to report a change in the Registrant’s certifying accountant as a result of the retention of a new accountant; and

•

On November 16, 2007, to report the departure of a Director and Officer, as reported in greater detail above.

ITEM 6. EXHIBITS

(a) EXHIBITS:

Exhibit No.	Description of Exhibit

10.26	Heads of Agreement for Manufacturing and Distribution between Warner Elektra Atlantic Corporation and NuTech Digital, Inc. (1)
10.27	Consulting Agreement dated April 14, 2006 between the Company and Digital Acquisitions Company LLC (2)
10.28	Joint Venture Agreement with Coalition Media Group (3)
10.29	Video Licensing Agreement with MusicGiants, Inc. (4)
10.30	License Agreement Regarding Due Distribution(5)
10.31	License Agreement Regarding DVD Distribution(5)
10.32	Agreement with Jump Communications, Inc. (6)
10.33	Asset Purchase Agreement with NuTech (6)
10.34	License Agreement with NuTech (6)
10.35	Asset Purchase Agreement with NAC (6)
10.36	License Agreement with NAC (6)
31.1*	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2*	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1*	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2*	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(1) Filed as an exhibit to the Company’s Form 10-KSB, filed with the Commission on April 17, 2007, and incorporated herein by reference.

(2) Filed as an exhibit to the Company’s Form 10-QSB, filed with the Commission on May 22, 2006, and incorporated herein by reference.

(3) Filed as an exhibit to the Company’s Form 8-K, filed with the Commission on January 19, 2007, and incorporated herein by reference.

(4) Filed as an exhibit to the Company’s Form 10-QSB, filed with the Commission on November 22, 2006 and incorporated herein by reference.

(5) Filed as an exhibit to the Company’s Form 10-QSB, filed with the Commission on April 6, 2007 and incorporated herein by reference.

(6) Filed as an exhibit to the Company’s Report on Form 8-K, filed with the Commission on August 14, 2007, and incorporated herein by reference.

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 19, 2007	NUTECH DIGITAL, INC.

By: /s/ Richard M. Greenberg
President, Chief Financial
Officer and Duly Authorized
Officer (Principal accounting
and financial officer)