Form 10KSB
period 2007-12-31
NUTECH DIGITAL INC
filed 2008-04-01
CIK 1144347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

For the fiscal year ended: December 31, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

Commission file number: 000-50021

NuTECH DIGITAL, INC.

(Exact name of registrant as specified in its charter)

California	95-4642831
(State or other jurisdiction of	(I.R.S. Employer
Incorporation organization)	Identification No.)

10390 Wilshire Boulevard

Penthouse 20

Los Angeles, California 90024

 (Address of principal executive offices) (Zip Code)

(310) 777-0012

 (Registrant's telephone number including area code)

Securities registered under Section 12(b) of the Exchange Act:

NONE

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, NO PAR VALUE PER SHARE

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Check whether the issuer (1) filed all documents and reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

Check if there is no disclosure of  delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [   ] NO[X]

State issuer’s revenues for its most recent fiscal year.  $311,999.

The aggregate market value of the issuer's voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price of such common equity as of March 31, 2008, was approximately $4,504,150.

As of March 31, 2008 the issuer had 34,639,994 shares of common stock, no par value per share outstanding ("Common Stock").

Transitional Small Business Disclosure Format (Check one): YES [   ] NO [X]

NUTECH DIGITAL, INC.

FORM 10-KSB

INDEX

Part I

Item 1.	Description of Business	3

Item 2.	Description of Property	8

Item 3.	Legal Proceedings	8

Item 4.	Submission of Matters to a Vote of Security Holders	9

Part II

Part III

PART I

Item 1.

Description of Business.

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

Until August, 2007, we were engaged in the business of licensing and selling and distributing general entertainment products, most of which are made available through digital versatile discs, commonly known as DVDs. Our products include popular music concerts, Japanese anime, late night programming and general entertainment action adventure films. Moving forward, we plan to continue selling  DVDs from our film library.  However, our business focus is now to exploit the technology licenses and business opportunities afforded us as a result of the Asset Purchase Agreement with Jump Communications, Inc. described below.

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

On August 22, 2007, we entered into an Asset Purchase Agreement with Jump Communications, Inc.  We will begin marketing and selling our exclusive line of devices and services for the distribution of entertainment video, 2WayTV (videophone) and internet access, including the SDI-2 wireless video distribution point for surveillance, remote date, and for the distribution of entertaining video including HD.  This service is being integrated into the new line of equipment as well.  It utilizes existing servers that provide on-line purchasing interfaces with major credit card services and real time delivery of video.

Recent Events:

Asset Purchase Agreement and License Agreement with Jump

On August 22, 2007 the Company closed its Asset Purchase Agreement (the, “Agreement”) with Jump Communications, Inc. (“Jump”), acquiring various data transmission equipment from Jump.  Also, in connection with the Jump transaction, the Company and Jump entered into a License Agreement, whereby Jump provides the Company an exclusive, non-terminable license to use certain Jump technology, know-how and proprietary intellectual property in the United States.  Collectively the acquired assets are independently valued at approximately $700,909.

Jump has been issued twenty-three thousand eight hundred (23,800) shares of Series A Convertible Preferred Stock in consideration for the acquired assets.  The shares, on a fully diluted basis, are equal to 97.17% of the Company’s outstanding shares as of December 31, 2007 in consideration for the Acquired Assets.  The Preferred Stock issued to Jump carries voting and conversion rights equivalent to 50,000 shares of common stock to one of the preferred stock, or 1,190,000,000 shares of common stock.

Contemporaneous with the issuance of the Preferred Stock, the Board of Directors of Jump authorized the distribution of the Preferred Stock to its shareholders as a partial redemption of their Jump stock, in accordance with their pro-rata interests in Jump.  This transaction has been recorded in the capital account of each Jump shareholder retroactive to the closing of the Transaction.

In connection with the Transaction, the Company’s office has been changed to the office of Jump, with the former office abandoned without further liability to the Company.  Additionally, the majority shareholders of Jump, A. Frederick Greenberg and Richard M. Greenberg have been appointed Chairman and Chief Executive Officer and President and Secretary/Treasurer respectively.

The terms of the Agreement were previously reported in the Company’s report on Form 8-K filed on August 2, 2007.  Some disclosures are being corrected as a result of changed objectives during the course of closing the Transaction and the filing of this Form 10-KSB.  As a result, the contemplated subsidiary operations of Jump Operating company (“JOC”), NuTech Acquisition Corp. (“NAC”), and NAC Operating Company (“NAC OC”) (collectively, the “Subsidiary Operations”) have been discontinued, the agreements with Mr. Lee Kasper have been terminated with respect to certain of these proposed Subsidiary Operations.  All activities and operations contemplated by the Subsidiary Operations will be consolidated under the Company.  In subsequent periods, the Company will transition to the business activities of Jump, with the former operations of the Company becoming inactive.  The Company has no plans to dispose of pre-Transaction revenue producing assets or to defer what passive revenue may occur as a result of past market exposure to those assets; however, the Company will not actively promote the sale of those assets or exploit (if any) revenue opportunities that may result from an awareness of those assets by third parties.  As a result of these changes, the description of the Company’s business history, business focus and material agreements have changed.

Jump Operations

The Jump product and networking technology licensed to the Company will enable the Company to deliver telecommunication, television, and data services in the form of broadcast quality, bi-directional videophones; unlimited television and internet channels (including video on demand [VOD], high definition [HD], and super high definition resolutions; voice over internet protocol (VoIP); and internet access to a broad range of vertical markets.

All of these services are to be made available through a single, inexpensive, user friendly, plug and play set top device to be manufactured by the Company under its license that acts as the gateway to virtually all currently available communications, entertainment and data services, and “off-the-shelf” equipment (cameras, TVs, microphones and computers) over wired or wireless links (including Digital Subscriber Lines [DSL], cable modem, and private or public networking infrastructure).  The Company will manufacture and sell the set top device (the “STB”) in a variety of configurations and price points suitable for the full range of today’s markets, including corporate, government, small business and the consumer.

The STB works seamlessly with all network infrastructures and protocols to provide comprehensive services, simplifying operations, and reducing the costs for users.  In addition to viewing an unlimited number of entertainment channels, accessing the public internet, and connecting via VoIP, users will be able to hear and see each other in real time on their TV sets or PC’s with the same quality that TV programming comes to them, using the low cost STB and inexpensive broadband connectivity.  In providing this simple, inexpensive, bi-directional broadcast quality video, the Company distinguishes its product and service offerings from all others.  The Company’s service offering further differentiates itself from competitive offerings by empowering each end point on a network to be a video broadcast origination point.

The STB, and linkage of multiple STB’s (the, “Network”), enables interconnectivity to public and private networks, makes available a variety of network oriented services that augment and improve services available on the public internet.  For instance, the Company’s management and billing systems incorporated into the Network enable on demand, “point-to-point” 2WayTV, credit card approvals, VOD, billing for services and events, selection of services and account management.  No special connection is needed to connect to the Network; a basic internet connection is sufficient.  The interconnection between the Network to both the public internet and the existing national telephone communications switching infrastructure creates a virtually universal system of access for all.

The Company believes that focusing on its newly licensed products and technology will enable the Company to become a supplier of “state-of-the-art” multi-media products and technology under an integrated, cohesive delivery platform across a broad range of market applications and client sets.

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

Since the Company’s authorized stock was not sufficient to permit the issuance of common stock as consideration for the Acquired Assets, Jump consented to the issuance of the Preferred Stock.  In a Pre14C filing to the Commission on October 2, 2007 and the subsequent Definitive 14C filing dated October 31, 2007, the Company announced that it had “received written consent (the “Written Consent”) from Jump, holding the “Preferred Stock”, representing the right to vote approximately 96.4% (corrected herein to 97.17% as of December 31, 2007.

On September 25, 2007, the board authorized a reverse stock split on common stock at a rate of one-for-sixty and a name change for the Company to be done at the Companies discretion at some time within the following twelve months.  As of March 31, 2008, these changes have not been implemented or approved by the shareholders.

As of December 31, 2007, the Company had thirty-four million six hundred thirty-nine thousand nine hundred ninety-four (34,639,994) shares of common stock that will be converted to five hundred seventy-seven thousand three hundred thirty-three (577,333) by operation of the reverse split.  Thereafter, the Company will have issued and outstanding common stock of twenty million four hundred ten thousand six hundred sixty-six (20,410,666) shares of common stock.  Fractional shares will be rounded up to the nearest whole number.

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

The Effect of Government Regulation on our Business

While production of our products does not require government approval, we are subject to the same federal, state, and local laws as other companies producing hardware and software in the telecommunications industry. However, due to the increasing popularity and use of the Internet and other telecommunications modes, it is possible that laws and regulations will be adopted in the future governing our business. These laws and regulations could cover issues such as online contracts, user privacy, freedom of expression, pricing, fraud, content and quality of products and services, taxation, advertising, intellectual property rights, and information security. Applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity, and personal privacy is still evolving.

Due to the global nature of the Internet, it is possible that the governments of foreign countries might attempt to regulate our activity or prosecute us for violations of their laws.

Our products are subject to patent and copyright laws. We may become the subject of infringement claims or legal proceedings by third parties with respect to our current or future products. In addition, we may initiate claims or litigation against third parties for infringement of our proprietary rights, or to establish the validity of our proprietary rights. Any such claims could be time-consuming, divert management from our daily operations, result in litigation, cause product shipment delays or lead us to enter into royalty or licensing agreements rather than disputing the merits of such claims. Moreover, an adverse outcome in litigation or similar adversarial proceedings could subject us to significant liabilities to third parties, require the expenditure of significant resources to develop non-infringing products, require disputed rights to be licensed from others or require us to cease the marketing or use of certain products, any of which could have a material adverse effect on our business and operating results.

Licenses and Other Intellectual Property

We do not have patents, franchises or concessions and we have not entered into labor contracts. However, our products are being developed under licenses granted by affiliated companies which hold the intellectual property rights to such technology.

While we have not registered our trade names or our logo with the United States Patent and Trademark Office, we believe that the name recognition and image that we have developed in each of our markets significantly enhance customer response to our sales promotions.

Competition

All of our products compete with other products and services that utilize free time or disposable income. The telecommunications industry is, in general, highly competitive and many of our competitors, such as major telecommunications companies like Cablevision, Time Warner and  DirectTV, have the ability to spend significant sums on advertising and promotion and much greater distribution capacities than we have. We do not represent a significant presence in our markets. We cannot guarantee you that we can compete successfully.

Employees

As of December 31, 2007, we had no employee who work for us on a full-time basis.

Item 2.

Description of Property.

On May 1, 2001, the Company leased its office and warehouse facilities for five years and three months.  The base rental was $7,800 per month plus operating costs with cost of living adjustments in May of each year.  The lease terminated on July 31, 2006.

At the end of the lease, the Company relocated to the home of an officer of the Company.  From August 1, 2006 through September 30, 2007, the Company was being charged an amount of $2,000 per month for the use of this location.

On October 1, 2007, the Company entered into a thirty-six month lease with Jump Communications, Inc. for office and warehouse space.  The base rental is $10,000 per month, plus operating costs.  The lease terminates on September 30, 2010.

On October 1, 2007, the Company entered into a twelve month lease with Jump Communications, Inc. for office space.  The base rental is $3,100 per month, plus operating costs.  The lease terminates on September 30, 2008.

Item 3.

Legal Proceedings.

On September 1, 2005, the Company’s Board of Directors approved an Employment Agreement for Lee Kasper, as the Company’s President.  The term of the Employment Agreement is seven years.  After the initial term, unless either party gives 180 days notice to the other that it wishes to terminate the Employment Agreement, the term will be renewed for successive one year periods.

Mr. Kasper received a base salary of $600,000 during 2005.  In 2006, the agreement was amended to reduce Mr. Kasper’s salary to 300,000 for 2006 and all subsequent years of the agreement.  Mr. Kasper was also be entitled to receive an annual performance bonus based on standards and goals established by the Board of Directors and Mr. Kasper within 90 days of the beginning of each fiscal year.  Mr. Kasper was also entitled to participate in any benefit programs established for the Company’s employees.

The Company terminated Mr. Kasper’s employment for cause on November 6, 2007 by written consent of the majority of shareholders.

In February of 2008, Mr. Kasper filed suit against the Company, directors of the Company, and Jump Communications.  Management feels that the suit is unwarranted and plans to defend itself to the fullest extent possible.  No adjustments have been made to the financial statements at December 31, 2007 for this contingency.

On July 27, 2005, we borrowed $100,000 from Noel Gimbel, an unrelated individual.  The interest rate on the loan is 10% per annum and the loan was due in full on June 15, 2006.  We used these funds to produce of live music concerts.  Mr. Gimbel instituted legal action against the Company to recover the amount of his loan and obtained a default judgment which was subsequently set aside.  The amounts owing to Mr. Gimbel and the validity of the note are presently in litigation.

Effective November 1, 2007, the Company reached a settlement agreement with Richardson & Patel, LLC a creditor owned approximately $137,566, as evidenced in a convertible promissory note, and $150,281 in accounts payable (an aggregate owing of $287,847), wherein Richardson & Patel released the Company from all payment liabilities for a one-time payment of $30,000.

Effective November 14, 2007, the Company reached a settlement agreement with U-Tech Media Corporation, a creditor owed approximately $228,215 wherein U-Tech released the Company from all payment liabilities for a one-time payment of $15,000.

On February 19, 2008, the Company agreed to pay the amount of $25,000 to Kickarock Productions, Inc. via wire transfer, which executes the settlement of the loan with Kickarock, which has an outstanding balance of $42,175 at December 31, 2007.  Concurrently, Kickarock will return the promissory notes to the Company, marked paid in full and both parties will release all claims and rights against each other.

Item 4.

Submission of Matter to a Vote of Security Holders.

None.

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

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

Quarter Ended	High	Low

December 31, 2007	$0.022	$0.005
September 30, 2007	$0.071	$0.016
June 30, 2007	$0.020	$0.016
March 31, 2007	$0.021	$0.016

December 31, 2006	$0.052	$0.012
September 31, 2006	$0.052	$0.0016
June 30, 2006	$0.050	$0.0016
March 31, 2006	$0.090	$0.030

There were approximately 56 holders of record of the Common Stock as of March 31, 2008. The Company has never paid a cash dividend on its Common Stock and does not anticipate the payment of a cash dividend in the foreseeable future. The Company intends to reinvest in its business operations any funds that could be used to pay a cash dividend. The Company's Common Stock is considered a "penny stock" as defined in the Commission's rules promulgated under the Exchange Act. In general, a security which is not quoted on NASDAQ or has a market price of less than $5.00 per share where the issuer does not have in excess of $2,000,000 in net tangible assets (none of which conditions the Company meets) is considered a penny stock. The Commission's rules regarding penny stocks impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally persons with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the rules, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Thus, the Rules affect the ability of broker-dealers to sell the Company's shares should they wish to do so because of the adverse effect that the Rules have upon liquidity of penny stocks. Unless the transaction is exempt under the Rules, under the Securities Enforcement Remedies and Penny Stock Reform Act of 1990, broker-dealers effecting customer transactions in penny stocks are required to provide their customers with (i) a risk disclosure document; (ii) disclosure of current bid and ask quotations if any; (iii) disclosure of the compensation of the broker-dealer and its sales personnel in the transaction; and (iv) monthly account statements showing the market value of each penny stock held in the customer's account. As a result of the penny stock rules the market liquidity for the Company's securities may be severely adversely affected by limiting the ability of broker-dealers to sell the Company's securities and the ability of purchasers of the securities to resell them.

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

On August 22, 2007, 23,800 shares of Series A convertible preferred stock, which on a fully diluted basis is equal to 97.17% of the Company’s outstanding shares as of September 30, 2007 were issued to Jump Communications, Inc. in exchange for $700,909 worth of assets.

Item 6.

Management’s Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-KSB contains forward-looking statements.  Forward-looking statements involve risks and uncertainties that could and in all likelihood will cause actual results to differ materially.  Factors that might cause or contribute to such differences include, but are not limited to, whether the Company can obtain financing as and when needed, competitive pressures, changes in technology that may render the Company’s products less desirable or obsolete, changes in consumer tastes away from the type of products the Company offer, changes in the economy that would leave less disposable income to be allocated to entertainment, the loss of any member of the Company’s management team and other factors over which the Company has no control.  When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are generally intended to identify forward-looking statements.  You should not place undue reliance on these forward-looking statements, which reflect the opinion of the Company’s and Company’s management as of the date of this Annual Report.  The Company undertakes no obligation to publicly release any revisions to the forward-looking statements after the date of this document.  You should carefully review the documents the Company files from time to time with the Securities and Exchange Commission.  Throughout this Annual Report, the terms, the “Company,” “NuTech,” “the Company,” “the Company” and words of similar meaning refer to NuTech Digital, Inc.

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

BUSINESS HISTORY

On August 22, 2007, we entered into an Asset Purchase Agreement with Jump Communications, Inc.  We will begin marketing and selling our exclusive line of devices and services for the distribution of entertainment video, 2WayTV (videophone) and internet access, including the SDI-2 wireless video distribution point for surveillance, remote date, and for the distribution of entertaining video including HD.  This service is being integrated into the new line of equipment as well.  It utilizes existing servers that provide on-line purchasing interfaces with major credit card services and real time delivery of video.

Recent Events:

Asset Purchase Agreement and License Agreement with Jump

On August 22, 2007 the Company closed its Asset Purchase Agreement (the, “Agreement”) with Jump Communications, Inc. (“Jump”), acquiring various data transmission equipment from Jump.  Also, in connection with the Jump transaction, the Company and Jump entered into a License Agreement, whereby Jump provides the Company an exclusive, non-terminable license to use certain Jump technology, know-how and proprietary intellectual property in the United States.  Collectively the acquired assets are independently valued at approximately $700,909.

Jump has been issued twenty-three thousand eight hundred (23,800) shares of Series A Convertible Preferred Stock in consideration for the acquired assets.  The shares, on a fully diluted basis, are equal to 97.17% of the Company’s outstanding shares as of December 31, 2007 in consideration for the Acquired Assets.  The Preferred Stock issued to Jump carries voting and conversion rights equivalent to 50,000 shares of common stock to one of the preferred stock, or 1,190,000,000 shares of common stock.

Contemporaneous with the issuance of the Preferred Stock, the Board of Directors of Jump authorized the distribution of the Preferred Stock to its shareholders as a partial redemption of their Jump stock, in accordance with their pro-rata interests in Jump.  This transaction has been recorded in the capital account of each Jump shareholder retroactive to the closing of the Transaction.

In connection with the Transaction, the Company’s office has been changed to the office of Jump, with the former office abandoned without further liability to the Company.  Additionally, the majority shareholders of Jump, A. Frederick Greenberg and Richard M. Greenberg have been appointed Chairman and Chief Executive Officer and President and Secretary/Treasurer respectively.

The terms of the Agreement were previously reported in the Company’s report on Form 8-K filed on August 2, 2007.  Some disclosures are being corrected as a result of changed objectives during the course of closing the Transaction and the filing of this Form 10-KSB.  As a result, the contemplated subsidiary operations of Jump Operating company (“JOC”), NuTech Acquisition Corp. (“NAC”), and NAC Operating Company (“NAC OC”) (collectively, the “Subsidiary Operations”) have been discontinued, the agreements with Mr. Lee Kasper have been terminated with respect to certain of these proposed Subsidiary Operations.  All activities and operations contemplated by the Subsidiary Operations will be consolidated under the Company.  In subsequent periods, the Company will transition to the business activities of Jump, with the former operations of the Company becoming inactive.  The Company has no plans to dispose of pre-Transaction revenue producing assets or to defer what passive revenue may occur as a result of past market exposure to those assets; however, the Company will not actively promote the sale of those assets or exploit (if any) revenue opportunities that may result from an awareness of those assets by third parties.  As a result of these changes, the description of the Company’s business history, business focus and material agreements have changed.

Jump Operations

The Jump product and networking technology licensed to the Company will enable the Company to deliver telecommunication, television, and data services in the form of broadcast quality, bi-directional videophones; unlimited television and internet channels (including video on demand [VOD], high definition [HD], and super high definition resolutions; voice over internet protocol (VoIP); and internet access to a broad range of vertical markets.

All of these services are to be made available through a single, inexpensive, user friendly, plug and play set top device to be manufactured by the Company under its license that acts as the gateway to virtually all currently available communications, entertainment and data services, and “off-the-shelf” equipment (cameras, TVs, microphones and computers) over wired or wireless links (including Digital Subscriber Lines [DSL], cable modem, and private or public networking infrastructure).  The Company will manufacture and sell the set top device (the “STB”) in a variety of configurations and price points suitable for the full range of today’s markets, including corporate, government, small business and the consumer.

The STB works seamlessly with all network infrastructures and protocols to provide comprehensive services, simplifying operations, and reducing the costs for users.  In addition to viewing an unlimited number of entertainment channels, accessing the public internet, and connecting via VoIP, users will be able to hear and see each other in real time on their TV sets or PC’s with the same quality that TV programming comes to them, using the low cost STB and inexpensive broadband connectivity.  In providing this simple, inexpensive, bi-directional broadcast quality video, the Company distinguishes its product and service offerings from all others.  The Company’s service offering further differentiates itself from competitive offerings by empowering each end point on a network to be a video broadcast origination point.

The STB, and linkage of multiple STB’s (the, “Network”), enables interconnectivity to public and private networks, makes available a variety of network oriented services that augment and improve services available on the public internet.  For instance, the Company’s management and billing systems incorporated into the Network enable on demand, “point-to-point” 2WayTV, credit card approvals, VOD, billing for services and events, selection of services and account management.  No special connection is needed to connect to the Network; a basic internet connection is sufficient.  The interconnection between the Network to both the public internet and the existing national telephone communications switching infrastructure creates a virtually universal system of access for all.

The Company believes that focusing on its newly licensed products and technology will enable the Company to become a supplier of “state-of-the-art” multi-media products and technology under an integrated, cohesive delivery platform across a broad range of market applications and client sets.

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

Since the Company’s authorized stock was not sufficient to permit the issuance of common stock as consideration for the Acquired Assets, Jump consented to the issuance of the Preferred Stock.  In a Pre14C filing to the Commission on October 2, 2007 and the subsequent Definitive 14C filing dated October 31, 2007, the Company announced that it had “received written consent (the “Written Consent”) from Jump, holding the “Preferred Stock”, representing the right to vote approximately 96.4% (corrected herein to 97.17% as of December 31, 2007.

On September 25, 2007, the board authorized a reverse stock split on common stock at a rate of one-for-sixty and a name change for the Company to be done at the Companies discretion at some time within the following twelve months.  As of March 31, 2008, these changes have not been implemented or approved by the shareholders.

As of December 31, 2007, the Company had thirty-four million six hundred thirty-nine thousand nine hundred ninety-four (34,639,994) shares of common stock that will be converted to five hundred seventy-seven thousand three hundred thirty-three (577,333) by operation of the reverse split.  Thereafter, the Company will have issued and outstanding common stock of twenty million four hundred ten thousand six hundred sixty-six (20,410,666) shares of common stock.  Fractional shares will be rounded up to the nearest whole number.

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

Settlement Agreements

Effective November 1, 2007, the Company reached a settlement agreement with Richardson & Patel, LLC a creditor owned approximately $137,566, as evidenced in a convertible promissory note, and $150,281 in accounts payable (an aggregate owing of $287,847), wherein Richardson & Patel released the Company from all payment liabilities for a one-time payment of $30,000.

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

On February 19, 2008, the Company agreed to pay the amount of $25,000 to Kickarock Productions, Inc. via wire transfer, which executes the settlement of the loan with Kickarock, which has an outstanding balance of $42,175 at December 31, 2007.  Concurrently, Kickarock will return the promissory notes to the Company, marked paid in full and both parties will release all claims and rights against each other.

Critical Accounting Policies and Estimates

In consultation with the Company’s Board of Directors, the Company identified various accounting principles that it believes are key to understanding the Company’s financial statements.  These important accounting policies require management’s subjective judgments.

Discontinued Operations.   On August 22, 2007, the Company discontinued its distribution of general entertainment products, most of which were made available through digital versatile discs, commonly known as DVDs.

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

Stock based Compensation.  Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (R), “Share-Based Payment:  An Amendment of FASB Statements No. 123 and 95” using the modified prospective method.  Under this method, compensation cost is recognized on or after the effective date for the portion of outstanding awards, for which the requisite service has not yet been rendered, based on the grant date fair value of those awards.

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

Results of Operations

Selected Statement Of Operations Data

Comparison of Year End Periods.  Summarized in the table below is statement of operations data comparing the year ended December 31, 2007 with the year ended December 31, 2006:

	Year Ended		Increase/(Decrease)
	December 31, 2007	December 31, 2006

Net (Loss) from Continuing Operations	$ (81,809)	$ -	$ (81,809)
Net Income (Loss) From Discontinued Operations	1,083,016	(3,530,610)	$ 4,613,626
Net Income (Loss)	$ 1,001,207	$ (3,530,610)	$ 4,531,817
Net (Loss) Per Common Share from Continuing Operations
Basic	$ 0.00	$ 0.00	$ 0.00
Diluted	$ 0.00	$ 0.00	$ 0.00
Net Income (Loss) Per Common Share from Discontinued Operations
Basic	$ 0.03	$ (0.13)	$ 0.16
Diluted	$ 0.01	$ 0.00	$ 0.01

During the year ended December 31, 2007, we had a net loss from continuing operations of $81,809, compared to no income or loss during the year ended December 31, 2006.  This is due to the fact that we have incurred various expenses during the year ended December 31, 2007 since we discontinued our operations on August 22, 2007.   Since all operations relating to the year ended December 31, 2006 were ceased during the current year, all items are considered discontinued.

During the year ended December 31, 2007, we had net income from discontinued operations of $1,083,016, compared to a net loss from discontinued operations in the amount of $3,530,610 for the year ended December 31, 2006.  During the year ended December 31, 2006, we switched our method of recording various costs associated with the business.  In prior periods, the Company was amortizing completed masters, royalty advances and prepaid production costs.  Due to the difficulty in projecting sales and due to the large amount of sales returns, management determined that $2,086,936 should be written off as impaired as the future cash flows from the assets were not determinable.  During the year ended December 31, 2007, we had a cancellation of debt in the amount of $1,343,360, as well as the discontinued operations.

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

In the past we borrowed funds from Mr. Lee Kasper, a stockholder of the company.  These loans accrue interest at the rate of 10% per annum and are due on demand.  At December 31, 2007, we owed Mr. Kasper $214,262 from these borrowings.

On August 1, 2005 we received from Mr. Kasper a loan in the amount of $350,000.  The interest rate on the loan is 8% per annum, and the loan is scheduled to be repaid over a 36 month period.  We used these funds to produce live music concerts.

On July 27, 2005, we borrowed $100,000 from Noel Gimbel, an unrelated individual.  The interest rate on the loan is 10% per annum and the loan was due in full on June 15, 2006.  We used these funds to produce of live music concerts.  Mr. Gimbel instituted legal action against the Company to recover the amount of his loan and obtained a default judgment which was subsequently set aside.  The amounts owing to Mr. Gimbel and the validity of the note are presently in litigation.

In May 2006, we received from Mr. Kasper a loan in the amount of $22,000.  There is no interest on the loan, and the loan was due in December 2007.

During 2006, we received from Kickarock Productions, Inc. loans in the amount of $42,175.  The interest rate on the loans is 7% per annum, and the loan is due in December 2007.  The loan was subsequently settled on February 19, 2008 for $25,000, which payment is yet to be made.

Sources And Uses Of Cash

Summarized in the table below is information derived from our statements of cash flow comparing the year ended December 31, 2007 with the year ended December 31, 2006:

	Year Ended
	December 31, 2007	December 31, 2006
Net Cash Provided (Used) By

Operating Activities	$ (119,577)	$ 164,148
Investing Activities	(20,846)	37,100
Financing Activities	133,769	(198,764)

Net Increase (Decrease) in Cash	$ (6,654)	$ 2,484

Operating Activities

During the year ended December 31, 2007, we had a net loss from continuing operations of $81,809; along with a net income from discontinued operations was $1,083,016.  This included non-cash items of depreciation in the amount of $18,250, a loss on the disposition of assets of $7,757, a cancellation of debt in the amount of $1,343,360, the issuance of common stock for services, consulting fees and other expenses in the amount of $45,038, and non-cash rent expense in the amount of $21,000.  Cash was provided from operations by the decrease of prepaid expenses in the amount of $34,413, and the increase in accounts payable in the amount of $181,053.  We used the cash provided from operations to fund a decrease in accrued liabilities of $84,935.

During the year ended December 31, 2006, our net loss from discontinued operations was $3,320,610.  This included non-cash items of depreciation in the amount of $52,673, amortization in the amount of $115,630, a provision for doubtful accounts of $110, a loss on disposal of fixed assets of $90,437, a loss on impairment of assets of $2,086,936, amortization of options issued to employees in the amount of $65,984 and payment of consulting fees and expenses with common stock in the amount of $279,275.  Cash was provided from operations by the decrease of accounts receivable of $395,335, the decrease of production costs receivable of $50,626, the decrease of inventories of $18,967, the decrease of production costs of $446,851, the decrease of prepaid royalties of $85,420, the decrease of prepaid expenses of $9,115, and the decrease of deposits of $7,800 and an increase in accounts payable of 86,266.  We used the cash provided from operations to fund a decrease in accrued liabilities of ($96,667).

Investing Activities

During the year ended December 31, 2007, there were purchases of property and equipment of $20,846.  During the year ended December 31, 2006, there were disposals of property and equipment of $37,100.

Financing Activities

Financing activities for the year ended December 31, 2007 provided net cash of $133,769.  We repaid a bank overdraft in the amount of $8,277, and made principal payments on our notes payable to unrelated parties and our notes payable to related parties in the amounts of $1,068 and $75,257, respectively.  This was offset by proceeds from our notes payable to related parties of $218,371.

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

Commitments For Capital Expenditures

At December 31, 2007 and 2006, we had no commitments for capital expenditures.

Going Concern

The financial statements included in this report are presented on the basis that the Company is a “going concern.”  Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time.  Our auditors have indicated that the following factors raise substantial doubt as to our ability to continue as a going concern:

•

we have an accumulated a deficit of $8,292,508 since inception;

•

we have a working capital deficit of $2,167,917;

•

we have incurred multiple operating losses; and

We believe that the following will help to eliminate this qualification:

•

we are negotiating the payment of old outstanding payables;

•

we are reducing our expenses;

•

we developed a new line of business, which includes the marketing and sale of its exclusive line of devices and services for the distribution of entertainment video, 2WayTV (videophone) and internet access, including the SDI-2 wireless video distribution point for surveillance, remote date, and for the distribution of entertainment video including.

Past Due Accounts Payable

Approximately $680,000 of accounts payable is over 90 days old and could hamper our acquisition of inventory in future periods.

Off-Balance Sheet Arrangements

There are no guarantees, commitments, lease and debt agreements or other agreements that could trigger an adverse change in our credit rating, earnings, cash flows or stock price, including requirements to perform under standby agreements.

Capital Requirements And Available Capital Resources

Our capital requirements will continue to be significant.  However, since we have ceased focusing our business on the production of popular music concerts, the Company’s need for cash for that purpose has ended.  Our current business focus is on the manufacturing, marketing and sales of our equipment and telecommunications services.  Our future cash requirements and the adequacy of available funds will depend on many factors, including the pace at which we expand our manufacturing and sales, our ability to negotiate favorable manufacturing agreements, and whether our sales keep pace with our manufacture of product and network expansion, and the general state of the economy, which impacts the amount of money that may be spent for telecommunications and entertainment.

As of December 31, 2007 we had available $447 of cash on hand and $2,167,917 of a working capital deficit.  Cash generated by our current operations is not sufficient to continue our business for the next twelve months.  We will need additional financing during the next 12 months to produce music videos and to pay our costs and expenses, if they stay at current levels.  To the extent it becomes necessary to raise additional cash in the future, we will seek to raise it through the public or private sale of debt or equity securities, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing.  We may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities.  We currently have a binding commitment in the amount of $500,000 for additional financing.  We cannot provide any assurances that we will be able to secure the additional cash or working capital we may require to expand our business and exploit the Company’s products and services.

Item 7.

Financial Statements.

The Financial Statements required by Item 310 of Regulation S-B are stated in U.S. dollars and are prepared in accordance with U.S. Generally Accepted Accounting Principles

WEAVER & MARTIN

To the Board of Directors and Stockholders
Nutech Digital, Inc.
Los Angeles, California

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Nutech Digital, Inc. as of December 31, 2007 and 2006 and the related statements of income, stockholders' equity, and cash flows for the years then ended. Nutech Digital, Inc's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. Our audits of the financial statements include examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nutech Digital, Inc. as of December 31, 2007 and 2006, and the results of its operations, stockholders' equity, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Weaver & Martin, LLC
Weaver & Martin, LLC
Kansas City, Missouri
March 31, 2008

Certified Public Accountants & Consultants
411 Valentine, Suite 300
Kansas City, Missouri 64111
Phone: (816) 756-5525
Fax: (816) 756-2252

NUTECH DIGITAL, INC. BALANCE SHEET DECEMBER 31, 2007
ASSETS
CURRENT ASSETS
Cash in bank.	$ 447
Prepaid expenses, current portion	4,463

TOTAL CURRENT ASSETS	4,910
PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION	746,975
OTHER ASSETS
Prepaid expenses, long-term portion	3,920

TOTAL OTHER ASSETS	3,920
TOTAL ASSETS	$ 755,805
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$ 787,018
Accrued liabilities	114,949
Notes payable, related party	457,132
Notes payable, other	813,728

TOTAL CURRENT LIABILITIES	2,172,827
STOCKHOLDERS’ EQUITY
Preferred stock, Series A
Authorized 30,000 shares, $0.001 par value
Issued and outstanding 23,800 shares	24
Additional paid in capital, preferred stock, series A	700,885
Common stock
Authorized 100,000,000 shares, no par value
Issued and outstanding – 34,639,994 shares	6,174,577
Accumulated (deficit)	(8,292,508)

TOTAL STOCKHOLDERS’ EQUITY	(1,417,022)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 755,805

The accompanying notes are an integral part of these financial statements.

NUTECH DIGITAL, INC. STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
	2007	2006

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	$ 81,809	$ -

(LOSS) FROM CONTINUING OPERATIONS	(81,809)	-

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	1,083,016	$(3,530,610)

NET INCOME (LOSS)	$ 1,001,207	$(3,530,610)
NET (LOSS) PER SHARE FROM CONTINUING OPERATIONS BASIC	$ 0.00	$ 0.00
DILLUTED	$ 0.00	$ 0.00
NET INCOME (LOSS) PER COMMON SHARE FROM DISCONTINUED OPERATIONS BASIC	$ 0.03	$ (0.13)
DILLUTED	$ 0.01	$ 0.00
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING BASIC	34,293,172	27,593,590
DILUTED	100,000,000	-

The accompanying notes are an integral part of these financial statements.

NUTECH DIGITAL, INC. STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
	Common Stock				Preferred Stock
	Shares Issued	Shares Owed But Not Issued	Amount Issued	Amount Owed But Not Issued	Shares Issued	Amount Issued	Paid In Capital	Accumulated Deficit	Total

BALANCE, JANUARY 1, 2006	24,025,494	1,172,000	$ 5,299,011	$ 85,000	-	$ -	$ -	$ (5,763,105)	$ (379,094)
ISSUANCE OF COMMON STOCK FOR:
SERVICES UNDER 2003 CONSULTANT STOCK PLAN	5,825,000	-	119,475	-	-	-	-	-	119,475
OTHER SERVICES AND EXPENSES	1,150,000	-	412,119	-	-	-	-	-	412,119
ISSUANCE OF SHARES FROM PRIOR PERIOD	1,172,000	(1,172,000)	85,000	(85,000)	-	-	-	-	-
CASH – OPTIONS EXERCISED UNDER THE 2001 EQUITY INCENTIVE PLAN	-	-	192,934	-	-	-	-	-	192,934
NET LOSS FOR THE YEAR ENDED DECEMBER 31, 2006	-	-	-	-	-	-	-	(3,530,610)	(3,530,610)
BALANCE, DECEMBER 31, 2006	32,172,494	-	6,108,539	-	-	-	-	(9,293,715)	(3,185,176)

The accompanying notes are an integral part of these financial statements.

NUTECH DIGITAL, INC. STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
	Common Stock			Preferred Stock

	Shares Issued	Shares Owed But Not Issued	Amount Issued	Amount Owed But Not Issued	Shares Issued	Amount Issued	Amount Issued	Accumulated Deficit	Total

ISSUANCE OF PREFERRED STOCK FOR:
EQUIPMENT	-	-	$ -	$ -	23,800	$ 24	$ 700,885	$ -	$ 700,909
ISSUANCE OF COMMON STOCK FOR:
SERVICES UNDER 2003 CONSULTANT STOCK PLAN	467,500	-	21,000	-	-	-	-	-	21,000
SALARIES AND OTHER EXPENSES	2,000,000	-	45,038	-	-	-	-	-	45,038
NET INCOME FOR THE YEAR ENDED DECEMBER 31, 2007	-	-	-	-	-	-	-	1,001,207	1,001,207
BALANCE, DECEMBER 31, 2007	34,639,994	-	$ 6,174,577	-	23,800	$ 24	$ 700,885	$ (8,292,508)	$(1,417,022)

The accompanying notes are an integral part of these financial statements.

NUTECH DIGITAL, INC. STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) from continuing operations	$ (81,809)	$ -
Net income (loss) from discontinued operations	1,083,016	(3,530,610)
Adjustments to reconcile net income (loss) from discontinued operations to net cash provided (used) by operating activities:
Depreciation	18,250	52,673
Amortization	-	115,630
Provision for doubtful accounts	-	110
Cancellation of debt	(1,343,360)	-
Loss on disposal of fixed assets	7,757	90,437
Loss on impairment of assets	-	2,086,936
Issuance of common stock for services, consulting fees and other expenses	45,038	128,325
Non-cash rent expense	21,000	9,000
Amortization of options issued to employees	-	207,934
Changes in operating assets and liabilities:
Accounts receivable	-	395,335
Production costs receivable.	-	50,626
Inventories	-	18,967
Production costs	-	446,851
Prepaid royalties	-	85,420
Prepaid expenses	34,413	9,115
Deposits	-	7,800
Accounts payable	181,053	86,266
Accrued liabilities	(84,935)	(96,667)
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(119,577)	164,148
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(20,846)	-
Disposal of property and equipment..	-	37,100
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(20,846)	37,100
CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	(8,277)	(54,692)
Proceeds from notes payable, related parties	218,371	48,883
Proceeds from notes payable, other	-	42,175
Repayment of notes payable, other	(1,068)	(101,291)
Repayment of notes payable, related parties	(75,257)	(133,839)
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	133,769	(198,764)
NET INCREASE (DECREASE) IN CASH	(6,654)	2,484
CASH BALANCE, AT BEGINNING OF PERIOD	7,101	4,617

CASH BALANCE, AT END OF PERIOD	$ 447	$ 7,101

The accompanying notes are an integral part of these financial statements.

NUTECH DIGITAL, INC. STATEMENTS OF CASH FLOWS (CONTINUED) FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
	2007	2006
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID DURING THE PERIOD FOR:
Interest	$ 70,677	$ 159,705
Taxes	$ 800	$ -

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for prepaid expenses, services consulting fees and other expenses	$ 45,038	$ 128,325
Non-cash rent expense	$ 21,000	$ 9,000
Issuance of preferred stock for equipment	$ 700,909	$ -
Amortization of options issued to employees	$ -	$ 207,934
Cancellation of debt	$ 1,343,360	$ -
Asset impairment	$ -	$ 2,086,936

The accompanying notes are an integral part of these financial statements.

NUTECH DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

On August 22, 2007, NuTech Digital, Inc. changed its business operations to the marketing and sale of its exclusive line of devices and services for the distribution of entertainment video, 2WayTV (videophone) and internet access, including the SDI-2 wireless video distribution point for surveillance, remote date, and for the distribution of entertainment video including HD.  The Company continues to use its previously developed technology for the distribution of Video on Demand.  This service is being integrated into the new line of equipment as well.  It utilizes existing servers that provide on-line purchasing interfaces with major credit card services and real time delivery of video.

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

A.

The Company has accumulated a deficit of $8,292,508 since inception.

B.

The Company has a working capital deficit of $2,167,917.

C.

The Company has incurred substantial operating losses.

Management’s plans to eliminate the going concern situation include, but are not limited to:

a.

Negotiate the payment of old outstanding payables.

b.

The reduction of expenses.

c.

A new line of business, which includes the marketing and sale of its exclusive line of devices and services for the distribution of entertainment video, 2WayTV (videophone) and internet access, including the SDI-2 wireless video distribution point for surveillance, remote date, and for the distribution of entertainment video including HD.

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

Computer equipment	5 years
Computer software	3 years

NUTECH DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

The Company depreciates its property and equipment for financial reporting purposes using the straight-line method based upon the following useful lives of the assets:

The company also has data transmission equipment on hand that has not yet been placed in service, and therefore is not being depreciated at December 31, 2007.

Revenue Recognition

In 2006, management decided to record income on the cash basis relating to our discontinued operations due to the fact that we cannot make reliable estimates of revenue and projected cash flow cannot be determined.  Going forward, All income generated by our new line of business will be recorded on the accrual basis.

Disclosure About Fair Value of Financial Instruments

The Company has financial instruments, none of which are held for trading purposes.  The Company estimates that the fair value of all financial instruments at December 31, 2007 as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

NUTECH DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

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

Long-Lived Assets

Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate.  The Company assesses the recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value.  The Company had impairment losses of $2,086,936 in 2006 and $0 in 2007.

Shipping and Handling Costs

The Company’s policy is to classify shipping and handling costs as part of cost of good sold in the statements of operations.

Reclassifications

Certain 2006 amounts have been reclassified to conform to 2007 presentations.

NOTE 2

PROPERTY AND EQUIPMENT

At December 31, 2007, property and equipment and accumulated depreciation consist of:

Data transmission equipment	$ 700,909
Computer equipment	69,360
Computer software	51,239
821,508
Less accumulated depreciation	74,533
$ 746,975

Depreciation expense for the years ended December 31, 2007 and 2006 was $18,250 and $52,673, respectively.  Our data transmission equipment is not in service at December 31, 2007 and is therefore not being depreciated.

NUTECH DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE 3

ACCOUNTS PAYABLE

A summary of the accounts payable at December 31, 2007 is as follows:

Warner/Chappell Music.

$

323,500

Other

             463,518

$

             787,018

NOTE 4

INCOME TAXES

Provision for income taxes

The provision for income taxes for the years ended December 31, 2007 and 2006 represents primarily California franchise taxes and consists of the following:

	2007	2006
Current	$ -	$ -
Deferred	$ -	$ -

Deferred Tax Components

Significant components of the Company’s deferred tax assets are as follows at December 31, 2007:

Net operating loss carryforwards	$ 24,820
Less valuation allowance	24,820
Net deferred tax assets	$ -
Summary of valuation allowance:
Balance, January 1, 2007	$ 3,114,621
Change for the year ended December 31, 2007	(3,089,801)
Balance, December 31, 2007	$ 24,820

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

Net Operating Loss Carryforwards

The Company has the following net operating loss carryforwards:

Year of Loss	Expiration Date
December 31, 2004	December 31, 2024	741,152
December 31, 2005	December 31, 2025	3,625,948
December 31, 2006	December 31, 2026	3,530,610
December 31, 2007		-
		$ 7,897,710

NUTECH DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

On August 22, 2007, the Company sold 23,000 shares of Series A convertible preferred stock, which on a fully diluted basis is equal to 97.17% of the Company’s outstanding shares as of December 31, 2007.  As a result of this change of ownership, the company is only allowed to take 4.49%, or $64,000 of the carryforwards listed above.

NOTE 5

 NOTES PAYABLE, RELATED PARTY

	Total	Current Portion

LEE KASPER (STOCKHOLDER OF THE COMPANY)

On August 1, 2005, Mr. Kasper loaned $350,000 to the Company.  The terms of the loan are as follows:

1.  Interest – 8% per annum.

2.  Thirty-six monthly payments of principal and interest in the amount of $10,968.

3.  The Company is five months behind in its payments and is in default on the loan.

4.  Principal balance at December 31, 2007 is:

	$ 214,262	$ 214,262
LEE KASPER (STOCKHOLDER OF THE COMPANY) Mr. Kasper provided the Company with advances and debt payments as necessary. The loan is due upon demand. The principal balance at December 31, 2007 is:	34,500	34,500
ROOT COMMUNICATIONS CORP (Affiliate) On October 1, 2007, the Company entered into a $75,000 loan agreement with Root Communications Corp. The amount of the loan may vary throughout the course of the loan, as the Company feels the funds are needed. The loan bears interest at 9.5% per annum, and is due upon demand. The principal balance at December 31, 2007 is:	18,000	18,000
JUMP COMMUNICATONS, INC. (Affiliate) On October 1, 2007, the Company entered into a $500,000 loan agreement with Jump Communications Inc. The amount of the loan may vary throughout the course of the loan, as the Company feels the funds are needed. The loan bears interest at 9.5% per annum, and is due upon demand. The principal balance at December 31, 2007 is:	190,370	190,370
	$ 457,132	$ 457,132

Future minimum principal payments on the notes payable to others are as follows:

December 31, 2008	$ 457,132

NUTECH DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE 6

NOTES PAYABLE, OTHER

	Total	Current Portion

SMALL BUSINESS ADMINISTRATION AND COMERICA BANK LOAN

On July 12, 2000, the Company received a $900,000 Small Business Administration loan with Comerica Bank participation. The loan requires monthly payments of $6,414, including interest at 2% over prime. The loan is secured by all assets of the Company and a stockholder’s personal residence and personal guaranty.  The loan matures on July 14, 2018. Effective interest rate at December 31, 2007 was 9.25%.  The Company is six months behind in its payments on the loan balance and is in default on the loan.

	$ 672,548	$ 672,548
KICKAROCK PRODUCTIONS INC. During 2006, the Company received loans in the amount of $42,175 from an unrelated company. The loan matured in December 2007. The loan accrues interest at a rate of 7% per annum. See Note 16.	42,175	42,175

NOEL GIMBEL

On July 27, 2005, the Company received a $100,000 loan from an unrelated individual.  The loan required the payment of the principal in full on December 2007, together with any accrued interest at the rate of 10%.  The loan is currently in litigation for settlement.

	$ 99,005	$ 99,005
	$ 813,728	$ 813,728

Future minimum principal payments on the notes payable to others are as follows:

December 31, 2008	$ 813,728

Interest expense relating to all notes payable was $110,265 for the year ended December 31, 2007.  Accrued interest on all notes payable as of December 31, 2007 was $43,819.

NOTE 7

PREFERRED STOCK

On August 22, 2007, 23,800 shares of Series A convertible preferred stock, which on a fully diluted basis is equal to 97.17% of the Company’s outstanding shares as of December 31, 2007 were issued to Jump Communications, Inc. in exchange for $700,909 of telephone equipment.  The preferred stock is convertible into common at a rate of 1 share of preferred for 50,000 shares of common, therefore, the preferred stock is convertible into 1,190,000,000 shares of common stock as of December 31, 2007.  The total authorized common stock as of December 31, 2007 was 100,000,000, of which, 34,639,994 are already issued and outstanding.  Each share of preferred stock also carries the voting rights of 50,000 shares of common stock and has a par value of $0.001.  See Note 13 for additional information.

As of December 31, 2007, there are 23,800 shares of Series A convertible preferred stock issued and outstanding.

NUTECH DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE 8

COMMON STOCK

During the year ended December 31, 2006, the Company issued the following shares of common stock:

On February 6, 2006, 75,000 shares of common stock, with an aggregate fair value of $3,975 were issued to a consultant for a nine month consulting agreement that expired on December 31, 2006.

On February 10, 2006, 150,000 shares were issued with an aggregate fair value of $8,850 to three individuals for their loaning funds to the Company.

On February 22, 2006, 150,000 shares of common stock, with an aggregate fair value of $9,000 were issued to a consultant for past services provided.

On August 8, 2006, 5,000,000 shares of common stock, with an aggregate fair value of $82,500 were issued to five consultants for a six month consulting agreement that expired on February 8, 2007.  Of this amount, $65,462 was expensed and $17,038 was recorded on the balance sheet as prepaid expenses as of December 31, 2006.  During the year ended December 31, 2007, the remaining $17,038 was expensed.

On December 15, 2006, 1,000,000 shares of common stock, with an aggregate fair value of $15,000 were issued to two employees of the company as a substitution for wages owed.

On December 20, 2006, 600,000 shares of common stock, with an aggregate fair value of $10,200 were issued to a consultant for $24,000 of past services provided.

On January 10, 2007, 2,000,000 shares of common stock, with an aggregate fair value of $24,000 were issued to a stockholder of the Company for services provided to the Company.

On August 17, 2007, 467,500 shares of common stock, with an aggregate fair value of $21,038 were issued to a consultant for services provided to the Company.

As of December 31, 2007, there are 34,639,994 issued and outstanding.

NOTE 9

REAL ESTATE LEASES

On May 1, 2001, the Company leased its office and warehouse facilities for five years and three months.  The base rental was $7,800 per month plus operating costs with cost of living adjustments in May of each year.  The lease terminated on July 31, 2006.

At the end of the lease, the Company relocated to the home of an officer of the Company.  From August 1, 2006 through September 30, 2007, the Company was being charged an amount of $2,000 per month for the use of this location.

On October 1, 2007, the Company entered into a thirty-six month lease with Jump Communications, Inc. for office and warehouse space.  The base rental is $10,000 per month, plus operating costs.  The lease terminates on September 30, 2010.

On October 1, 2007, the Company entered into a twelve month lease with Jump Communications, Inc. for office space.  The base rental is $3,100 per month, plus operating costs.  The lease terminates on September 30, 2008.

NUTECH DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

Future minimum annual lease payments are:

Amount

December 31, 2008

$

147,900

December 31, 2009

120,000

December 31, 2010

     90,000

$

   357,900

NOTE 10

CANCELLATION OF DEBT

The Company had a cancellation of debt in the amount of $1,343,360 during the year ended December 31, 2007.  This consisted of old accounts payable of $84,880, general accounts payable of $705,550, a forgiveness of accrued vacation and payroll in the amount of $266,470, and the forgiveness of loans to both related and non-related parties in the amount of $286,460.

NOTE 11

STOCK OPTIONS AND WARRANTS

The Board of Directors and stockholders approved the NuTech Digital, Inc. 2001 Equity Incentive Plan which permits the Board of Directors to grant, for a ten year period, both stock purchase rights and stock options.  The Company has reserved 12,695,000 shares of its common stock for issuance to the directors, employees and consultants under the Plan.  The Plan is administered by the Board of Directors.  The administrators have the authority and discretion, subject to the provisions of the Plan, to select persons to whom stock purchase rights or options will be granted, to designate the number of shares to be covered by each option or stock purchase right, to specify the type of consideration to be paid, and to establish all other terms and conditions of each option or stock purchase right.  Options granted under the Plan will not have a term that exceeds ten years from date of grant.  The stock subject to the plan and issuable upon exercise of options granted under the plan are shares of the Company’s common stock, no par value, which may be restricted, or grants of options to purchase shares of common stock.  Vesting terms of the options range from immediate to ten years.

From time to time, the board of directors also authorizes the issuance of options and warrants for services or compensation outside the 2001 incentive plan.

There were no option or warrant issuances in 2006 or 2007.

At January 1, 2006, there were 24,470,000 options and warrants outstanding with a weighted average exercise price of $0.46.  During the year ended December 31, 2006, 115,000 options issued in previous periods expired.

On July 7, 2006, the exercise price for 10,695,000 options held by officers and employees of the Company were amended to an exercise price of $0.01.  During the year ended December 31, 2007, all of the directors and employees except a few were laid off and 1,940,000 the options were cancelled.

During the year ended December 31, 2007, 300,000 warrants issued in 2005 expired.

A summary of the option and warranty activity for the year ended December 31, 2006 follows:

NUTECH DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	Shares Under Option	Weighted Average Exercise Price
Options outstanding at January 1, 2006	24,470,000	$ 0.46
Expired	(115,000)	0.33
Options outstanding at December 31, 2006	24,355,000	$ 0.41

Information regarding stock options outstanding as of December 31, 2006 is as follows:

Price range	$ 0.01 - $ 1.00
Weighted average exercise price	$ 0.41
Weighted average remaining contractual life	6 years, 6 months

A summary of the option and warranty activity for the year ended December 31, 2007 follows:

	Shares Under Option	Weighted Average Exercise Price
Options outstanding at January 1, 2007	24,355,000	$ 0.41
Cancelled and expired	(2,240,000)	0.18
Options outstanding at December 31, 2007	22,115,000	$ 0.43

Information regarding stock options outstanding as of December 31, 2007 is as follows:

Price range	$ 0.01 - $ 0.75
Weighted average exercise price	$ 0.43
Weighted average remaining contractual life	5 years, 6 months

NOTE 12

COMMITMENTS AND CONTINGENCIES

Employment Agreement and litigation

On September 1, 2005, the Company’s Board of Directors approved an Employment Agreement for Lee Kasper, as the Company’s President.  The term of the Employment Agreement is seven years.  After the initial term, unless either party gives 180 days notice to the other that it wishes to terminate the Employment Agreement, the term will be renewed for successive one year periods.

Mr. Kasper received a base salary of $600,000 during 2005.  In 2006, the agreement was amended to reduce Mr. Kasper’s salary to 300,000 for 2006 and all subsequent years of the agreement.  Mr. Kasper was also be entitled to receive an annual performance bonus based on standards and goals established by the Board of Directors and Mr. Kasper within 90 days of the beginning of each fiscal year.  Mr. Kasper was also entitled to participate in any benefit programs established for the Company’s employees.

NUTECH DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

The Company terminated Mr. Kasper’s employment for cause on November 6, 2007 by written consent of the majority of shareholders.

In February of 2008, Mr. Kasper filed suit against the Company, directors of the Company, and Jump Communications.  Management feels that the suit is unwarranted and plans to defend itself to the fullest extent possible.  No adjustments have been made to the financial statements at December 31, 2007 for this contingency.

NOTE 13

ASSET PURCHASE AGREEMENT

On August 22, 2007, the Company entered into an Asset Purchase Agreement with Jump Communications, Inc. The Company acquired various data transmission equipment from Jump.   Also, in connection with the Jump transaction, the Company and Jump entered into a License Agreement, whereby Jump provides the Company an exclusive, non-terminable license to use the certain Jump technology, know-how and proprietary intellectual property in the United States.   Collectively, the acquired assets were independently valued at $700,909.

Jump was issued 23,800 shares of Series A Convertible Preferred Stock in consideration for the acquired assets.  The shares, on a fully diluted basis, is equal to 97.17% of the Company’s outstanding shares. The Preferred Stock issued to Jump carries voting and conversion rights equivalent to 50,000 shares of common stock to one of the preferred stock, or 1,190,000,000 shares of common stock.

NOTE 14

DISCONTINUED OPERATIONS

APB 30 requires that an entity restate prior year financial statements to disclose the results of subsequent discontinued operations. The prior business of discontinued on August 22, 2007. The December 31, 2006, statements of operations and cash flows were restated to segregate the income from discontinued operations from continuing operations.

The following in formation is presented for the discontinued operations:

Operations discontinued – NuTech digital, Inc. that distributed general entertainment products, most of which were made available through digital versatile discs, commonly known as DVDs.

Discontinued date – August 22, 2007

Manner of disposal – withdrawal from industry

Remaining assets – none

Income for the ended December 31, 2007 - $1,083,016

        2007

        2006

Net income (loss) from discontinued operations

$

   1,083,016

$

(3,563,610)

Weighted average number of common shares outstanding

    Basic

   34,290,622

  27,5935,90

    Diluted

  100,000,000

                   -

Net income (loss) per share

    Basic

$

            0.03

$

          (0.13)

    Diluted

$

            0.01

$

            0.00

NUTECH DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE 15

EARNINGS PER SHARE

Earnings per common share is based on the weighted average number of common shares outstanding during the year.  All stock options and warrants have exercise prices in excess of the December 31, 2007 market price of the stock so they were not considered in the dilutive earnings per share calculation.  Preferred stock is convertible into 1,190,000,000 shares of common stock as of December 31, 2007 and was considered in the dilutive earnings per share calculation.  The preferred stock was convertible into more common shares than are authorized to be issued so the total authorized amount of 100,000,000 shares was used as the denominator in the dilutive earnings per share calculation.

NOTE 16

SUBSEQUENT EVENTS

On February 19, 2008, the Company agreed to pay the amount of $25,000 to Kickarock Productions, Inc. via wire transfer, which executes the settlement of the loan with Kickarock, which has an outstanding balance of $42,175 at December 31, 2007.  Concurrently, Kickarock will return the promissory notes to the Company, marked paid in full and both parties will release all claims and rights against each other.

In February of 2008, Mr. Kasper filed suit against the Company, directors of the Company, and Jump Communications.  Management feels that the suit is unwarranted and plans to defend itself to the fullest extent.  No adjustments have been made to the financial statements at December 31, 2007 for this contingency.

On September 25, 2007, the board authorized a reverse stock split on common stock at a rate of one-for-sixty and a name change for the Company to be done at the Companies discretion at some time within the following twelve months.  As of March 31, 2008, these changes have not been implemented or approved by the shareholders.

Item 8.

Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

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

On October 5, 2007, the firm of Weaver & Martin resigned as the auditor of record for the Company.  There were no disagreements between the Company and Weaver & Martin, and Weaver & Martin did not issue any adverse opinion or disclaimer or opinion in the principal accountant’s report on the financial statement for the Company in either of the past two years.

On October 26, 2007, the Company retained Michael F. Albanese, CPA in Parsippany, New Jersey to act as the publicly registered auditor of the Company and to review the Company’s Form 10-QSB for September 30, 2007.  Prior to engaging Michael F. Albanese, CPA, we had not consulted Michael F. Albanese, CPA, regarding the application of accounting principles to a specified transaction, completed or proposed, or the type of audit opinion that might be rendered on our financial statements.

On March 3, 2008, Michael F. Albanese, CPA  advised  the Company that he resigned as our auditor of record.  There have been no disagreements between the Company and Michael F. Albanese, and Michael F. Albanese did not issue any adverse opinion or disclaimer or opinion in the principal accountant’s report on the financial statements for the Company in either of the past two years and any subsequent interim period through the date of resignation.

On March 3, 2008, the Company retained the firm of Weaver & Martin in Kansas City, Missouri to act as the principal accountant of the Company to audit the Company’s financial statements.

Item 8A.

Controls and Procedures.

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

Item 8B.

Other Information.

REPORTS ON FORM 8-K:

The Company filed the following one report on Form 8-K subsequent to the quarter covered by this report:

o	On August 14, 2007, to report the Company’s entry into various agreements with Jump Communications, Inc., as reported in greater detail above.

o

On August 27, 2007, to report the completion of the Acquisition of Jump Assets and Change of Control of the Registrant, as reported in greater detail above.

o

On October 30, 2007, to report a Change in the Registrants Certifying Accountant as a result of the resignation of the Company’s accountant without dispute.

o

On November 15, 2007, to report a Change in the Registrants Certifying Accountant as a result of the retention of a new accountant, and to report the Departure of a Director or Officer, as reported in greater detail above.

o

On March 3, 2008, to report a Change in the Registrants Certifying Accountant as a result of the resignation of the Company’s accountant without dispute, and the retention of a new accountant.

Item 9.

Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

The following table sets forth certain information regarding our Directors and executive officers.

Name	Age	Position
A. Frederick Greenberg		Chief Executive Officer, Director
Richard M. Greenberg		President, Secretary, Treasurer, Director

A. Frederick Greenberg and Richard M. Greenberg are brothers.

Business Experience:

A. Frederick Greenberg,

Chief Executive Officer and Director

From 1962 to 1967, Mr. A. Frederick Greenberg served as a line officer in the United States Navy, specializing in communications.  As part of his duties, he participated in the design of the Navy’s 20-year communications plans for the Atlantic area, commanded the Naval Communications Station in Driver, Virginia, served as Radio Officer aboard the aircraft carrier, U.S.S. Intrepid and as Communications Officer in Guantanamo Bay, Cuba for the duration of the “Cuban Missile Crisis.”  From 1981 through 1984, he arranged for the acquisition and distribution of theatrically released major motion pictures including "First Blood (Rambo)" (1982), and "The Terminator" (1984) and motion picture libraries.  From 1990 to 1993, he conceived and  oversaw development of the world’s first direct digital broadcast satellite system, called SkyPix. In 1993, Mr. Greenberg and Nynex successfully tested the use of DSL technology (DSL) to distribute full-motion video. In 1995, he developed a system for home delivery of unlimited channel capacity and 2-Way Video for NYNEX CableComms Ltd. in London, England.  From 1995 until 2005, he conceived and developed a fully switched broadband telephone network for real-time 2-Way Video and data, targeting enterprise, military, educational, medical and government market verticals. Mr. Greenberg graduated from Phillips Academy, Andover, Massachusetts in 1956 and from Harvard College in 1960. Mr. Greenberg is Richard M. Greenberg’s brother and has worked alongside him in all things since 1972.

Richard M. Greenberg,

President, Secretary, Treasurer and Director

Mr. Richard M. Greenberg has engaged in various entrepreneurial enterprises. Mr. Greenberg graduated from Phillips Academy, Andover, Massachusetts in 1962, and from Harvard College in 1965, and received a Juris Doctorate from Fordham University School of Law in 1968.  He served in the Judge Advocate General Corps of the United States Navy from 1969 to 1972.

There have been no material changes to the procedures by which shareholders may recommend nominees to our Board of Directors, as described in our last proxy statement.

Term of Office

The Directors named above will serve until the next annual meeting of our shareholders. Absent an employment agreement, officers hold their positions at the pleasure of the Board of Directors.

Code of Ethics

On February 13, 2004 our Board of Directors adopted a Code of Business Conduct and Ethics that applies to all of our officers, Directors and employees. We will provide to any person, upon request and without charge, a copy of our Code of Ethics. Requests should be in writing and addressed to Mr. Richard M. Greenberg, c/o NuTech Digital, Inc., 10390 Wilshire Boulevard, Penthouse 20, Los Angeles, California 90024.

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

Employment Agreements

On September 1, 2005, the Company’s Board of Directors approved an Employment Agreement for Lee Kasper, as the Company’s President.  The term of the Employment Agreement is seven years.  After the initial term, unless either party gives 180 days notice to the other that it wishes to terminate the Employment Agreement, the term will be renewed for successive one year periods.

Mr. Kasper received a base salary of $600,000 during 2005.  In 2006, the agreement was amended to reduce Mr. Kasper’s salary to 300,000 for 2006 and all subsequent years of the agreement.  Mr. Kasper was also be entitled to receive an annual performance bonus based on standards and goals established by the Board of Directors and Mr. Kasper within 90 days of the beginning of each fiscal year.  Mr. Kasper was also entitled to participate in any benefit programs established for the Company’s employees.

The Company terminated Mr. Kasper’s employment for cause on November 6, 2007 by written consent of the majority of shareholders.

In February of 2008, Mr. Kasper filed suit against the Company, directors of the Company, and Jump Communications.  Management feels that the suit is unwarranted and plans to defend itself to the fullest extent possible.  No adjustments have been made to the financial statements at December 31, 2007 for this contingency.

Item 10.

Executive Compensation.

The following table sets forth information as to the compensation paid or accrued to our officers and Directors, for the years ended December 31, 2007, December 31, 2006 and December 31, 2005:

SUMMARY COMPENSATION TABLE

				Securities
				Underlying		All Other	Total
Name and Principal		Salary	Bonus	Options/	Stock	Compensation	Compensation
Position	Year	($)	($)	SARs(1)	Awards	($)	($)
A. Frederick Greenberg	2007	--	--	--	--	--	0
CEO, Director	2006	--	--	--	--	--	--
	2005	--	--	--	--	--	--

Richard M. Greenberg	2007	--	--	--	--	--	--
President, Secretary,	2006	--	--	--	--	--	--
Treasurer, Director	2005	--	--	--	--	--	--

Lee Kasper	2007	--	--	--	--	--	--
Former Director	2006	$213,461 (1)	--	--	(2)	*	$213,461
CEO, President, CFO	2005	$288,462	--	$297,600(3)	--	--	$586,062

Joseph Giarmo	2007	--	--	--	--	--	--
Former Director	2006	$38,177 (6)	--	--	$7,500 (7)	--	$45,677
Vice President, Secretary	2005	$137,500	--	$7,440 (8)	--	--	$144,940

Yegia Eli Aramyan	2007	--	--	--	--	--	--
Former Director,	2006	$14,000 (10)	--	--	$7,500 (11)	--	$8,900
Accountant	2005	$66,000	--	$22,320 (12)	--	--	$88,320

Jay S. Hergott	2007	--	--	--	--	--	--
Former Director	2006	$1,538 (14)	--	--	--	--	$1,538
	2005	$10,000	--	--	--	--	$10,000

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

Outstanding Options Held by Officers and Directors

As of December 31, 2006

				Original	Amended
		Original Date	Expiration	Exercise	Exercise
Name	Options	Issued	Date	Price	Price (2)

Yegia Aramyan	100,000 (1)	5/30/2003	5/30/2013	$0.16	$0.01
Joseph Giarmo	300,000 (1)	5/30/2003	5/30/2013	$0.16	$0.01
Jay Hergott	25,000 (1)	5/30/2003	5/30/2013	$0.16	$0.01
Lee Kasper	700,000 (1)	5/30/2003	5/30/2008	$0.16	$0.01
Yegia Aramyan	100,000 (1)	10/7/2003	10/7/2013	$0.50	$0.01
Joseph Giarmo	50,000 (1)	10/7/2003	10/7/2013	$0.50	$0.01
Joseph Giarmo	100,000 (1)	1/9/2004	1/9/2014	$0.60	$0.01
Lee Kasper	500,000 (1)	1/9/2004	1/9/2009	$0.60	$0.01
Yegia Eli Aramyan	100,000	6/18/2004	6/18/2014	$0.40	$0.01
Joseph Giarmo	200,000	6/18/2004	6/18/2014	$0.40	$0.01
Lee Kasper	500,000	6/18/2004	6/18/2009	$0.40	$0.01
Lee Kasper	2,000,000	6/18/2004	6/18/2009	$0.40	$0.01
Joseph Giarmo	1,000,000	9/1/2004	9/1/2014	$0.26	$0.01
Jay Hergott	40,000	9/1/2004	9/1/2014	$0.26	$0.01
Yegia Aramyan	50,000 (1)	12/6/2004	12/6/2009	$0.27	$0.01
Jay Hergott	30,000 (1)	12/6/2004	12/6/2008	$0.27	$0.01
Yegia Eli Aramyan	300,000	9/1/2005	9/1/2015	$0.11	$0.01
Lee Kasper	6,000,000	9/1/2005	9/1/2010	$0.11	$0.01
Yegia Eli Aramyan	300,000	12/20/2005	12/20/2015	$0.06	$0.01
Joseph Giarmo	300,000	12/20/2005	12/20/2015	$0.06	$0.01

(1) Originally granted pursuant to the Company's 2001 Stock Option Plan.
(2) On July 7, 2006, our Board of Directors voted to amend the previous stock option awards granted to our officers and Directors.

Item 11.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

Shares of common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of March 31, 2008, are considered outstanding and beneficially owned by the person holding the options or warrants for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Name and Address (1)	Number of Shares of Common Stock Beneficially Owned		Percentage of Ownership

A. Frederick Greenberg	1,190,000,000	(2)	96.4%	(3)
Chief Executive Officer and Director

Richard M. Greenberg	--		0%
President, Treasurer, Secretary and Director

All current Officers and Directors (2 Persons)	1,190,000,000	(2)	96.4%	(3)

----------

(1) Unless otherwise indicated, the address of the persons named in this column is NuTech Digital, Inc., 10390 Wilshire Boulevard, Penthouse 20, Los Angeles, California 90024.

(2) On August 2, 2007, Jump Communications, Inc. (“Jump”) entered into an Asset Purchase Agreement and a License Agreement with the Issuer pursuant to which Jump agreed to sell certain assets and license certain technology to the Issuer in exchange for 90% of the issued and outstanding stock of the Issuer.  On August 22, 2007, the transaction between the Issuer and Jump closed, with the Issuer issuing 23,800 shares of Series A Convertible Preferred Stock to Jump. Each share of Series A Convertible Preferred Stock is convertible into 50,000 shares of Common Stock, no par value per share, of the Issuer.  The conversion is at the sole discretion of the Preferred shareholder and may be exercised at any time and from time to time.  In addition, each share of Series A Convertible Preferred Stock is entitled 50,000 votes on each issue presented to the shareholders by the Issuer.  The Reporting Person holds 95% percent of the issued and outstanding stock of Jump.

(3) On a fully converted and diluted basis, these shares of Series A Convertible Preferred Stock would represent 96.4% of the issued and outstanding shares of Common Stock of the Issuer.

 (4) Based on 1,235,367,494 shares of common stock outstanding assuming the exercise of all options held by the Company’s current and former officers and Directors, and the conversion of all outstanding shares of Series A Convertible Preferred Stock.

Item 12.

Certain Relationships and Related Transactions, and Director Independence.

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

On July 7, 2006, our Board of Directors, pursuant to a consent to action without meeting of the Board of Directors, voted to amend the award of previous stock options to our officers, Directors and employees as follows:

			Original	Amended
		Original Date	Exercise	Exercise
Name	Options	Issued	Price	Price

Yegia Aramyan	100,000 (1)	5/30/2003	$ 0.16	$0.01
Joseph Giarmo	300,000 (1)	5/30/2003	$ 0.16	$0.01
Jay Hergott	25,000 (1)	5/30/2003	$ 0.16	$0.01
Lee Kasper	700,000 (1)	5/30/2003	$ 0.16	$0.01
Yegia Aramyan	100,000 (1)	10/7/2003	$ 0.50	$0.01
Joseph Giarmo	50,000 (1)	10/7/2003	$ 0.50	$0.01
Joseph Giarmo	100,000 (1)	1/9/2004	$ 0.60	$0.01
Lee Kasper	500,000 (1)	1/9/2004	$ 0.60	$0.01
Yegia Eli Aramyan	100,000	6/18/2004	$ 0.40	$0.01
Joseph Giarmo	200,000	6/18/2004	$ 0.40	$0.01
Lee Kasper	500,000	6/18/2004	$ 0.40	$0.01
Lee Kasper	2,000,000	6/18/2004	$ 0.40	$0.01
Joseph Giarmo	1,000,000	9/1/2004	$ 0.26	$0.01
Jay Hergott	40,000	9/1/2004	$ 0.26	$0.01
Yegia Aramyan	50,000 (1)	12/6/2004	$ 0.27	$0.01
Jay Hergott	30,000 (1)	12/6/2004	$ 0.27	$0.01
Yegia Eli Aramyan	300,000	9/1/2005	$ 0.11	$0.01
Lee Kasper	6,000,000	9/1/2005	$ 0.11	$0.01
Yegia Eli Aramyan	300,000	12/20/2005	$ 0.06	$0.01
Joseph Giarmo	300,000	12/20/2005	$ 0.06	$0.01

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

On December 15, 2006, we issued 500,000 shares of common stock to our former Director Yegia Eli Aramyan, in consideration for services rendered by Mr. Aramyan during 2006.

On January 10, 2007, we issued 2,000,000 shares of common stock to our former Chief Executive Officer and Director, Lee Kasper in consideration of payroll accrued in 2006 and the fact that Mr. Kasper has not demanded repayment of any of his outstanding loans to the Company.

In 2006, at the end of the lease, the Company relocated to the home of an officer of the Company.  From August 1, 2006 through September 30, 2007, the Company was being charged an amount of $2,000 per month for the use of this location.

On October 1, 2007, the Company entered into a thirty-six month lease with Jump Communications, Inc. for office and warehouse space.  The base rental is $10,000 per month, plus operating costs.  The lease terminates on September 30, 2010.  Our Chief Executive Officer, A. Frederick Greenberg, is the principal shareholder of Jump.  In addition, Mr. Greenberg and our President, Richard M. Greenberg, are officers and directors of Jump.

On October 1, 2007, the Company entered into a twelve month lease with Jump Communications, Inc. for office space.  The base rental is $3,100 per month, plus operating costs.  The lease terminates on September 30, 2008.

Item 13.

Exhibits.

(a) EXHIBITS:

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation, as amended.(1)
3.2	Bylaws of NuTech Digital, Inc.(1)
10.1	2001 NuTech Digital, Inc. Equity Incentive Plan, as amended August 13, 2003.(4)
10.2	Business Security Loan Agreement between NuTech Digital, Inc. and U.S. Bank N.A., dated as of March 20, 2002 including the Addendum and Amendment thereto. (1)
10.3	Letter of Intent between NuTech Digital, Inc. and Ritek Corp. dated as of August 6, 1996 (including Letter of Intent A).(1)
10.4	Promissory Note and Commercial Security Agreement memorializing Small Business Administration Loan between NuTech Digital, Inc. and Imperial Bank, SBA Department, dated as of July 12, 2000.(1)
10.5	Unconditional Guarantee signed by Lee Kasper in favor of Imperial Bank dated July 12, 2000.(1)
10.6

Lease Agreement between Kathy Shreiber, Todd Lorber and Hiroko (“Lessor”) and NuTech Digital, Inc. (“Lessee”) for the premises located at 7900 Gloria Avenue, Los Angeles, CA, dated as of March 10, 2001.(1)

10.7	Note Secured by Deed of Trust by and between Lee H. and Michelle Kasper and Skura Intercontinental Trading Company dated February 19, 2003.(2)
10.8	Deed of Trust dated February 19, 2003 by Lee H. Kasper and Michelle Kasper in favor of Skura Intercontinental Trading Company.(2)
10.9	Term Loan Agreement dated November 7, 2002 between Lee Kasper and U.S. Bank, N.A.(2)
10.10	Addendum to Term Loan Agreement dated November 7, 2002 between U.S. Bank N.A. and Lee Kasper. (2)
10.11	Form of Common Stock Purchase Agreement. (4)
10.12	Form of Warrant. (4)
10.13	Warrant issued to Brighton Capital, Ltd.(4)
10.14	Amended and Restated NuTech Digital, Inc. 2003 Consultant Stock Plan. (4)
10.15	Consulting Agreement dated February 18, 2004 between NuTech Digital, Inc. and Redwood Consultants, LLC.(4)
10.16	Agreement dated February 4, 2004 between NuTech Digital, Inc. and Brighton Capital, Ltd.(4)
10.17	Agreement dated January 29, 2004 between NuTech Digital, Inc. and Lyons Capital, LLP.(4)
10.18	Agreement dated February 2, 2004 between NuTech Digital, Inc. and Sloan Securities Corp.(4)
10.19	Agreement dated December 4, 2003 between NuTech Digital, Inc. and Queenstone Financial Corp., including an amendment thereto dated February 22, 2004(4)
10.20	Option grant to Lee Kasper dated June 18, 2004.(5)
10.21	Option grant to Joseph Giarmo dated June 18, 2004.(5)

10.22	Option grant to Yegia Eli Aramyan dated June 18, 2004.(5)
10.23	Option grant to Joseph Giarmo dated September 1, 2004.(5)
10.24	Employment Agreement with Lee Kasper dated September 1, 2005(6)
10.25	Option grant to Lee Kasper dated September 1, 2005 (6)
10.26	Heads of Agreement for Manufacturing and Distribution between Warner Elektra Atlantic Corporation and NuTech Digital, Inc. (7)

10.27	Consulting Agreement dated April 14, 2006 between the Company and Digital Acquisitions Company LLC (8)

10.28	Joint Venture Agreement with Coalition Media Group (9)

10.29	Video Licensing Agreement with MusicGiants, Inc. (10)

10.30	License Agreement Regarding Due Distribution(11)

10.31	License Agreement Regarding DVD Distribution(11)

10.32	Agreement with Jump Communications, Inc. (12)
10.33	Asset Purchase Agreement with NuTech (12)
10.34	License Agreement with NuTech (12)
10.35	Asset Purchase Agreement with NAC (12)
10.36	License Agreement with NAC (12)
10.37	Debt Conversion Agreement with Queenstone(12)

31.1*	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-OxleyAct of 2002*
31.2*	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-OxleyAct of 2002*
32.1*	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-OxleyAct of 2002*
32.2*	Certificate of theChief Financial Officer pursuant to Section 906 of the Sarbanes-OxleyAct of 2002*

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

(11) Filed as an exhibit to the Company’s Form 10-KSB, filed with the Commission on April 17, 2007, and incorporated herein by reference.

(12) Filed as an exhibit to the Company’s Form 10-QSB, filed with the Commission on May 22, 2006, and incorporated herein by reference.

(13) Filed as an exhibit to the Company’s Form 8-K, filed with the Commission on January 19, 2007, and incorporated herein by reference.

(14) Filed as an exhibit to the Company’s Form 10-QSB, filed with the Commission on November 22, 2006 and incorporated herein by reference.

(15) Filed as an exhibit to the Company’s Form 10-QSB, filed with the Commission on April 6, 2007 and incorporated herein by reference.

(16) Filed as an exhibit to the Company’s Report on Form 8-K, filed with the Commission on August 14, 2007, and incorporated herein by reference.

* Filed herein

Item 14.

Principal Accountant Fees and Services.

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2007 and December 31, 2006 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

	December 31, 2007	December 31, 2006

(i) Audit Fees	$27,500	$27,275
(ii) Audit Related Fees	$0	$0
(iii) Tax Fees	$0	$0
(iv) All Other Fees	$0	$0

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2008	NUTECH DIGITAL, INC.

By: /s/ Richard M. Greenberg
President, Chief Financial
Officer and Duly Authorized
Officer (Principal accounting
and financial officer)

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ A. Frederick Greenberg	Chief Executive Officer,	March 31, 2008
A. Frederick Greenberg	and Director

/s/Richard M. Greenberg	President, Secretary,	March 31, 2008
Richard M. Greenberg	Treasurer and Director
(Chief Financial Officer)