Form 10-Q
period 2008-03-31
NUTECH DIGITAL INC
filed 2008-05-14
CIK 1144347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

For the quarterly period ended: March 31, 2008

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

Commission file number: 000-50021

NuTECH DIGITAL, INC.

(Exact name of registrant as specified in its charter)

California	95-4642831
(State or other jurisdictionof	(I.R.S. Employer
Incorporation organization)	Identification No.)

10390 Wilshire Boulevard

Penthouse 20

Los Angeles, California 90024

 (Address of principal executive offices) (Zip Code)

(310) 777-0012

 (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings for the past 90 days.  YES ☒  NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer

☐

Accelerated filer

☐

Non-accelerated filer

☐ (Do not check if a smaller reporting company)

Smaller reporting company

☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 8, 2008, the number of the Company's shares of no par value common stock outstanding was 32,172,494.

INDEX

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

3

Item 2 – Management Discussion and Analysis of Financial Condition and Results of

Operations

9

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

15

Item 4T – Controls and Procedures

15

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

16

Item 1A – Risk Factors

16

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

16

Item 3 - Defaults Upon Senior Securities

16

Item 4 - Submission of Matters to a Vote of Security Holders

16

Item 5 - Other Information

16

Item 6 - Exhibits

16

SIGNATURES

17

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NUTECH DIGITAL, INC. CONDENSED BALANCE SHEET MARCH 31, 2008 UNAUDITED
ASSETS
CURRENT ASSETS
Cash in bank	$ 205,309
Other receivables, related party	14,040
Prepaid expenses, current portion	2,613

TOTAL CURRENT ASSETS	221,962
PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION	743,326
OTHER ASSETS
Prepaid expenses, long-term portion	3,267

TOTAL OTHER ASSETS	3,267
TOTAL ASSETS	$ 968,555
LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$ 777,624
Accrued liabilities	113,107
Income taxes payable	94,000
Notes payable, related parties	266,862
Notes payable, other	813,685

TOTAL CURRENT LIABILITIES	2,065,278
STOCKHOLDERS’ (DEFICIT)
Preferred stock
Authorized - 50,000 shares, $0.001 par value
Issued and outstanding 23,800 shares	24
Additional paid in capital, preferred stock, series A	700,885
Common stock
Authorized 100,000,000 shares, no par value
Issued and outstanding – 35,884,994 shares	6,257,577
Accumulated (deficit)	(8,055,209)

TOTAL STOCKHOLDERS’ (DEFICIT)	(1,096,723)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$ 968,555

The accompanying notes are an integral part of these financial statements.

NUTECH DIGITAL, INC. CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 UNAUDITED
	2008	2007
SALES, NET	$ 1,005,249	$ -
COST OF SALES (COMMISSIONS)	460,000	-
GROSS PROFIT	545,249	-

OPERATING EXPENSES
CONSULTING FEES	41,213	-
LEGAL EXPENSES	6,500	-
GENERAL AND ADMINISTRATIVE EXPENSES	131,197	-
TOTAL OPERATING EXPENSES	178,910	-
OPERATING INCOME	366,339	-
INTEREST EXPENSE	(35,040)	-
INCOME FROM CONTINUING OPERATIONS BEFORE CORPORATION INCOME TAXES	331,299	-
CORPORATION INCOME TAXES	94,000	-
INCOME FROM CONTINUING OPERATIONS	237,299	-
(LOSS) FROM DISCONTINUED OPERATIONS	-	(37,449)
NET INCOME (LOSS)	$ 237,299	$ (37,449)
NET INCOME PER COMMON SHARE FROM CONTINUING OPERATIONS BASIC	$ 0.01	$ 0.00
DILUTED.	$ 0.00	$ 0.00
NET LOSS PER COMMON SHARE FROM DISCONTINUED OPERATIONS BASIC	$ 0.00	$ 0.00
DILUTED	$ 0.00	$ 0.00
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING BASIC.	34,667,521	33,972,494
DILUTED	100,000,000	-

The accompanying notes are an integral part of these financial statements.

NUTECH DIGITAL, INC. CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 UNAUDITED
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income from continuing operations	$ 237,299	$ -
Net (loss) from discontinued operations	-	(37,449)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,649	5,583
Issuance of common stock for services, consulting fees and other expenses	-	24,000
Non-cash rent expense	-	7,500
Changes in operating assets and liabilities:
Other receivables, related party	(14,040)	-
Prepaid expenses	2,503	27,992
Accounts payable	(9,394)	56,432
Accrued liabilities	(1,842)	(36,377)
Income taxes payable	94,000	-

NET CASH PROVIDED BY OPERATING ACTIVITIES	312,175	47,681

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	-	(8,277)
Sale of common stock for cash	83,000
Repayment of notes payable, other	(43)	(255)
Repayment of notes payable, related parties	(190,270)	(27,868)

NET CASH (USED) BY FINANCING ACTIVITIES	(107,313)	(36,400)

NET INCREASE IN CASH	204,862	11,281
CASH BALANCE, AT BEGINNING OF PERIOD	447	7,101

CASH BALANCE, AT END OF PERIOD	$ 205,309	$ 18,382

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID DURING THE PERIOD FOR:
Interest	$ 36,881	$ 37,628
Taxes	$ -	$ -

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for prepaid expenses, services consulting fees and other expenses	$ -	$ 24,000
Non-cash rent expense	$ -	$ 7,500

The accompanying notes are an integral part of these financial statements.

NUTECH DIGITAL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2008

UNAUDITED

NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The interim financial statements of NuTech Digital, Inc. are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited financial statements for the interim period presented. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.  Accordingly, your attention is directed to footnote disclosures found in December 31, 2007 Annual Report and particularly to Note 1, which includes a summary of significant accounting policies.

Nature of Business

On August 22, 2007, NuTech Digital, Inc. changed its business operations to the marketing and sale of its exclusive line of devices and services for the distribution of entertainment video, 2WayTV (videophone) and internet access, including the SDI-2 wireless video distribution point for surveillance, remote data, and for the distribution of entertainment video including HD.  The Company continues to use its previously developed technology for the distribution of Video on Demand.  This service is being integrated into the new line of equipment as well.  It utilizes existing servers that provide on-line purchasing interfaces with major credit card services and real time delivery of video.

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

A.

The Company has accumulated a deficit of $8,055,209 since inception.

B.

The Company has a working capital deficit of $1,843,316.

C.

The Company has incurred significant operating losses.

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

D.

Reduce operating expenses.

E.

We are negotiating the payment of old outstanding payables.

NUTECH DIGITAL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2008

UNAUDITED

NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

Revenue from the sale of licenses is recognized when the sale of the license occurs, payment is received, and all obligations of the Company have been completed.

NOTE 2

COMMON STOCK

During the three months ended March 31, 2008, the Company issued the following shares of common stock:

During the quarter ended March 21, 2008, we sold 1,245,000 shares of common stock for $83,000.

During the three months ended March 31, 2007, the Company issued the following shares of common stock:

On January 10, 2007, 2,000,000 shares of common stock, with an aggregate fair value of $24,000 were issued to an officer of the Company for past services provided.

NOTE 3

PENDING LITIGATION

In February of 2008, Mr. Kasper filed suit against the Company, directors of the Company, and Jump Communications.  Management feels that the suit is unwarranted and plans to defend itself to the fullest extent.  No adjustments have been made to the financial statements at March 31, 2008 for this contingency.

In March of 2008, Sony ATV filed suit against the Company, its former President and Director Lee Kasper, and unrelated third parties claiming copyright violations in connection with the Company’s karaoke business, which was discontinued during the previous year.  Management feels that the Company did not engage in the conduct complained of and plans to defend itself to the fullest extent.  No adjustments have been made to the financial statements for this contingency.

In March of 2008, Jeff Flammang, a former consultant to the Company, served the Company with a Demand for Arbitration claiming he is owed payment for consulting services provided to the Company and is also seeking payment of a finder’s fee for the asset purchase transaction with Jump Communications.  Management feels that the suit is unwarranted and plans o defend itself to the fullest extent.  No adjustments have been made to the financial statements at March 31, 2008 for this contingency.

NOTE 4

LICENSE AGREEMENT

On March 28, 2008, the Company entered into a license agreement with Encore Joint Ventures, L.P., whereas the Company develops certain proprietary audio-video compression and telecommunication technologies that provide real-time, high-quality audio-video transport over wide area network broadband telecom systems.  The Company agrees to grant Encore the exclusive right and license to purchase, re-sell, deliver and otherwise exploit the above to customers residing in multiple dwelling units, within the United States of America.  These rights are to remain exclusive to Encore for a period of three years if Encore engages less than 300,000 customers or for a period of eighteen years if Encore engages 300,000 or more customers.

In addition, the parties will form a corporation or limited liability company, for the purpose of jointly implementing the sale and delivery of services to customers residing within multiple dwelling units, pursuant to such markets listed in the agreement.  This new company shall be owned 70% by Encore, and 30% by the Company.

NOTE 4

LICENSE AGREEMENT (CONTINUED)

The Company received $1,000,000 when the agreement was signed on March 28, 2008 for the license agreement, and is to receive an additional $2,000,000 on or before December 31, 2008.

NUTECH DIGITAL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2008

UNAUDITED

NOTE 5

SUBSEQUENT EVENTS

The Company entered into a settlement agreement with Kirckarock Productions, Inc, in which the Company agreed to pay the amount of $25,000 to Kickarock Productions, Inc. via wire transfer, for settlement of an outstanding loan balance of $42,175 at March 31, 2008.  The payment was made on April 15, 2008.

On September 25, 2007, the board authorized a reverse stock split on common stock at a rate of one-for-sixty and a name change for the Company to be done at the Companies discretion at some time within the following twelve months.  As of March 31, 2008, these changes have not been implemented.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements.  Forward-looking statements involve risks and uncertainties that could and in all likelihood will cause actual results to differ materially.  Factors that might cause or contribute to such differences include, but are not limited to, whether the Company can obtain financing as and when needed, competitive pressures, changes in technology that may render the Company’s products less desirable or obsolete, changes in consumer tastes away from the type of products the Company offer, changes in the economy that would leave less disposable income to be allocated to entertainment, the loss of any member of the Company’s management team and other factors over which the Company has no control.  When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are generally intended to identify forward-looking statements.  You should not place undue reliance on these forward-looking statements, which reflect the opinion of the Company’s management as of the date of this Quarterly Report.  The Company undertakes no obligation to publicly release any revisions to the forward-looking statements after the date of this document.  You should carefully review the documents the Company files from time to time with the Securities and Exchange Commission.  Throughout this Annual Report, the terms, the “Company,” “NuTech,” and words of similar meaning refer to NuTech Digital, Inc.

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

BUSINESS HISTORY

On August 22, 2007, we entered into an Asset Purchase Agreement with Jump Communications, Inc.  We will begin marketing and selling our exclusive line of devices and services for the distribution of entertainment video, 2WayTV (videophone) and internet access.  These new devices and services include the SDI-2 wireless video distribution point for surveillance, remote data, and for the wireless distribution of entertainment video including HD.  The Video on Demand (“VOD”) service initiated several years ago by the Company is being integrated into the new line of equipment as well, utilizing existing servers that provide on-line purchasing interfaces with major credit card services and real time delivery of video.

Recent Events:

Asset Purchase Agreement and License Agreement with Jump

On August 22, 2007 the Company closed its Asset Purchase Agreement (the, “Agreement”) with Jump Communications, Inc. (“Jump”), acquiring telco standards telephone switching equipment and data transmission equipment from Jump.  Also, in connection with the Jump transaction, the Company and Jump entered into a License Agreement, whereby Jump provides the Company an exclusive, non-terminable license to use certain Jump technology, know-how and proprietary intellectual property in the United States.  The acquired assets are independently valued at approximately $700,909.

In consideration for the acquired assets, Jump has been issued twenty-three thousand eight hundred (23,800) shares of Series A Convertible Preferred Stock.  The shares, on a fully diluted basis, are equal to 97.17% of the Company’s outstanding shares as of December 31, 2007.  The Preferred Stock issued to Jump carries voting and conversion rights equivalent to 50,000 shares of common stock to one of the preferred stock, or 1,190,000,000 shares of common stock.

Contemporaneously with the issuance of the Preferred Stock, the Board of Directors of Jump authorized the distribution of the Preferred Stock to its shareholders as a partial redemption of their Jump stock, in accordance with their pro-rata interests in Jump.  This transaction has been recorded in the capital account of each Jump shareholder retroactive to the closing of the Transaction.

In connection with the Transaction, the Company’s office has been changed to the office of Jump, with the former office abandoned without further liability to the Company.  Additionally, the majority shareholders of Jump, A. Frederick Greenberg and Richard M. Greenberg have been appointed Chairman and Chief Executive Officer and President and Secretary/Treasurer respectively.

The terms of the Agreement were previously reported in the Company’s report on Form 8-K filed on August 2, 2007.  Some disclosures were corrected as a result of changed objectives during the course of closing the Transaction and the filing of Form 10-KSB on April 1, 2008.  As a result, the contemplated subsidiary operations of Jump Operating company (“JOC”), NuTech Acquisition Corp. (“NAC”), and NAC Operating Company (“NAC OC”) (collectively, the “Subsidiary Operations”) have been discontinued, the agreements with Mr. Lee Kasper have been terminated with respect to certain of these proposed Subsidiary Operations.  All activities and operations contemplated by the Subsidiary Operations will be consolidated under the Company.  In subsequent periods, the Company will transition to the business activities of Jump, with the former operations of the Company becoming inactive.  The Company has no plans to dispose of pre-Transaction revenue producing assets or to defer what passive revenue may occur as a result of past market exposure to those assets; however, the Company will not actively promote the sale of those assets or exploit (if any) revenue opportunities that may result from an awareness of those assets by third parties.  As a result of these changes, the description of the Company’s business history, business focus and material agreements have changed.

Jump Operations

The Jump product and networking technology licensed to the Company will enable the Company to deliver telecommunication, television, and data services in the form of broadcast quality, bi-directional videophones; unlimited television and internet channels (including video on demand, high definition [HD], and super high definition resolutions; voice over internet protocol (VoIP); and internet access to a broad range of vertical markets.

All of these services are to be made available through a single, inexpensive, user friendly, set top box (“STB”) to be manufactured by the Company under its license that acts as the gateway to virtually all currently available communications, entertainment and data services, and “off-the-shelf” equipment (cameras, TVs, microphones and computers) over wired or wireless links (including Digital Subscriber Lines [DSL], cable modem, and private or public networking infrastructure).  The Company will manufacture and sell the STB in a variety of configurations and price points suitable for the full range of today’s markets, including corporate, government, small business and the consumer.

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

The STB, and linkage of multiple STB’s (the, “Network”) through interconnectivity to public and private networks, makes available a variety of network oriented services that augment and improve services available on the public internet.  For instance, the Company’s management and billing systems incorporated into the Network enable on demand, “point-to-point” 2WayTV, credit card approvals, VOD, billing for services and events, selection of services and account management.  No special connection is needed to connect to the Network; a basic internet connection is sufficient.  The interconnection between the Network to both the public internet and the existing national telephone communications switching infrastructure creates a virtually universal system of access for all.

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

Since the Company’s authorized stock was not sufficient to permit the issuance of common stock as consideration for the Acquired Assets, Jump consented to the issuance of the Preferred Stock.  In a Pre14C filing to the Commission on October 2, 2007 and the subsequent Definitive 14C filing dated October 31, 2007, the Company announced that it had “received written consent (the “Written Consent”) from Jump, holding the “Preferred Stock”, representing the right to vote approximately 96.4% (corrected herein to 97.17%) as of December 31, 2007.

On September 25, 2007, the shareholders approved and the board of directors authorized a reverse stock split on common stock at a rate of one-for-sixty and a name change for the Company to be done at the Company’s discretion at some time within the following twelve months.  As of March 31, 2008, these changes have not been implemented.

As of March 31, 2008, the Company had 35,884,994 shares of common stock that will be converted to five hundred seventy-seven thousand three hundred thirty-three (598,083) by operation of the reverse split.  Fractional shares will be rounded up to the nearest whole number.

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

Pending Litigation

In February of 2008, Mr. Lee Kasper filed suit against the Company, directors of the Company, and Jump Communications.  Management feels that the suit is unwarranted and plans to defend itself to the fullest extent.  No adjustments have been made to the financial statements at March 31, 2008 for this contingency.

In March of 2008, Sony ATV filed suit against the Company, its former President and Director Lee Kasper and unrelated third parties claiming copyright violations in connection with the Company’s karaoke business, which was discontinued during the previous year.  Management feels that the Company did not engage in the conduct complained of and plans to defend itself to the fullest extent.  No adjustments have been made to the financial statements at March 31, 2008 for this contingency.

In March of 2008, Jeff Flammang, a former consultant to the Company, served the Company with a Demand for Arbitration claiming he is owed payment for consulting services provided to the Company and is also seeking payment of a finder’s fee for the asset purchase transaction with Jump Communications.  Management feels that the suit is unwarranted and plans to defend itself to the fullest extent.  No adjustments have been made to the financial statements at March 31, 2008 for this contingency.

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

Results of Operations

Selected Statement Of Operations Data

Comparison of Year End Periods.  Summarized in the table below is statement of operations data comparing the three month period ended March 31, 2008 with the three month period ended March 31, 2007:

Period Ended
	March 31, 2008	March 31, 2007	Increase/(Decrease)
Net Income from Continuing Operations	$ 237,299	$ -	$ 237,299
Net (Loss) From Discontinued Operations	-	(37,449)	$ 37,449
Net Income (Loss)	$ 237,299	$ (37,449)	$ 274,748
Net (Loss) Per Common Share from Continuing Operations
Basic	$ 0.01	$ 0.00	$ 0.01
Diluted	$ 0.00	$ 0.00	$ 0.00
Net Income (Loss) Per Common Share from Discontinued Operations
Basic	$ 0.00	$ 0.00	$ 0.00
Diluted	$ 0.00	$ 0.00	$ 0.00

During the three month period ended March 31, 2008, we had net income from continuing operations of $237,299, compared to no income or loss from continuing operations during the three months ended March 31, 2007.  This is due to the fact that we entered into a license agreement with another company, which provided revenue of $1,000,000 during the three months ended March 31, 2008.  This revenue was offset by commissions relating to the license agreement in the amount of $460,000, as well as various expenses incurred during the three months ended March 31, 2008.   Since all operations relating to the three month period ended March 31, 2007 were ceased during the prior year, all items are considered discontinued.

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

In July 2000, we received a $900,000 Small Business Administration loan with Comerica Bank participation.  The interest rate per annum is 2% over prime, and the loan is scheduled to be paid over an 18 year period.  As of March 31, 2008, we were ninety days behind in our payments.  As of the date of this filing the loan is current.

In the past, Mr. Lee Kasper, a director and stockholder of the company advanced funds to the Company as follows:

A.

Various advances, which accrue interest at the rate of 10% per annum and are due on demand.  At December 31, 2007, we owed Mr. Kasper $214,262 from these borrowings.

B.

On August 1, 2005 Mr. Kasper advanced funds to produce live music concerts, in the amount of $350,000.  The interest rate on the loan is 8% per annum, and the loan is scheduled to be repaid over a 36 month period.

C.

In May of 2006, Mr. Kasper advanced the amount of $22,000.  There is no interest on the loan, and the loan was due in December 2007.

Each of these transactions is subject to review and scrutiny in connection with counter-claims and cross claims in the lawsuit initiated by Mr. Kasper.

On July 27, 2005, we borrowed $100,000 from Noel Gimbel, a related individual.  The interest rate on the loan is 10% per annum and the loan was due in full on June 15, 2006.  We used these funds to produce live music concerts.  Mr. Gimbel instituted legal action against the Company to recover the amount of his loan and obtained a default judgment which was subsequently set aside.  The amounts owing to Mr. Gimbel and the validity of the note are presently in litigation.

During 2006, we received from Kickarock Productions, Inc. loans in the amount of $42,175.  The interest rate on the loans is 7% per annum, and the loan is due in December 2007.  The loan was subsequently settled for $25,000, which payment was made on April 15, 2008.

Sources And Uses Of Cash

Summarized in the table below is information derived from our statements of cash flow comparing the three month period ended March 31, 2008 with the three month period ended March 31, 2007:

Period Ended
	March 31, 2008	March 31, 2007
Net Cash Provided (Used) By
Operating Activities	$ 312,175	$ 47,681
Investing Activities	-	-
Financing Activities	(107,313)	(36,400)
Net Increase (Decrease) in Cash	$ 204,862	$ 11,281

Operating Activities

During the three months ended March 31, 2008, we had net income from continuing operations of $237,299.  This included the non-cash item of depreciation in the amount of $3,649.  Cash was provided from operations by the decrease of prepaid expenses in the amount of $2,503, and the increase in income taxes payable in the amount of $94,000.  We used the cash provided from operations to fund an increase in other receivables, related party in the amount of $14,040, a decrease in accounts payable of $9,394, and a decrease in accrued liabilities of $1,842.

During the three months ended March 31, 2007, our net loss from discontinued operations was $37,449.  This included non-cash items of depreciation in the amount of $5,583, the issuance of common stock for services, consulting fees and other expenses in the amount of $24,000, and non-cash rent expense in the amount of $7,500.  Cash was provided from operations by the decrease of prepaid expenses of $27,992, and the increase in accounts payable of $56,432.  We used the cash provided from operations to fund a decrease in accrued liabilities of $36,377.

Investing Activities

During the three months ended March 31, 2008 and 2007, there were no investing activities.

Financing Activities

Financing activities for the three months ended March 31, 2008 used net cash of $107,313.  We made principal payments on our notes payable to unrelated parties and our notes payable to related parties in the amounts of $43 and $190,270, respectively.  This was offset by proceeds from the sale of common stock for cash in the amount of $83,000.

Financing activities for the three months ended March 31, 2007 used net cash of $36,400.  We repaid a bank overdraft in the amount of $8,277 and made principal payments on our notes payable to unrelated parties and our notes payable to related parties, in the amounts of $255, and $27,868, respectively.

Commitments For Capital Expenditures

At March 31, 2008 and 2007, we had no commitments for capital expenditures.

Going Concern

The financial statements included in this report are presented on the basis that the Company is a “going concern.”  Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time.  Our auditors have indicated that the following factors raise substantial doubt as to our ability to continue as a going concern:

•

we have an accumulated a deficit of $8,055,209 since inception;

•

we have a working capital deficit of $1,843,316;

•

we have incurred multiple operating losses; and

We believe that the following will help to eliminate this qualification:

•

we are negotiating the payment of old outstanding payables;

•

we are reducing our expenses;

•

we are presently negotiating with additional major artists for exclusive rights to produce and distribute their live music concerts worldwide;

•

we are trying to obtain investors to fund the working capital needs of the company;

•

we are reducing legal, consulting, and public relation expenses through the approval and acceptance of contracts with these professionals that place a limit on the amount of expenses the Company will incur for their services.

Past Due Accounts Payable

Approximately $205,000 of accounts payable is over 90 days old and could hamper our acquisition of inventory in future periods.

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

As of March 31, 2008 we had available $205,309 of cash on hand and $1,843,316 of a working capital deficit.  Cash generated by our current operations is not sufficient to continue our business for the next twelve months.  We will need additional financing during the next 12 months to pay our costs and expenses, if they stay at current levels.  To the extent it becomes necessary to raise additional cash in the future, we will seek to raise it through the public or private sale of debt or equity securities, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing.  We may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities.  We currently have a binding commitment in the amount of $500,000 for additional financing.  We cannot provide any assurances that we will be able to secure the additional cash or working capital we may require to expand our business and exploit the Company’s products and services.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

NuTech Digital, Inc. is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this Item.

ITEM 4T. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. NuTech Digital, Inc. is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this item.  However, the Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of1934 Rules 13a-15(e) and 15d-15(e)) as of end of the period covered by this Report on Form 10-Q (the "Evaluation Date"), has concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information the Company is required to disclose in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

In February of 2008, Mr. Lee Kasper filed suit against the Company, directors of the Company, and Jump Communications, Inc.  Management feels that the suit is unwarranted and plans to defend itself to the fullest extent.  No adjustments have been made to the financial statements at March 31, 2008 for this contingency.

In March of 2008, Sony ATV filed suit against the Company, its former President and Director Lee Kasper and unrelated third parties claiming copyright violations in connection with the Company’s karaoke business, which was discontinued during the previous year.  Management feels that the Company did not engage in the conduct complained of and plans to defend itself to the fullest extent.  No adjustments have been made to the financial statements at March 31, 2008 for this contingency.

In March of 2008, Jeff Flammang, a former consultant to the Company, served the Company with a Demand for Arbitration claiming he is owed payment for consulting services provided to the Company and is also seeking payment of a finders’ fee for the asset purchase transaction with Jump Communications.  Management feels that the suit is unwarranted and plans to defend itself to the fullest extent.  No adjustments have been made to the financial statements at March 31, 2008 for this contingency.

ITEM 1A.  RISK FACTORS

NuTech Digital, Inc. is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND THE COMPANY USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

The Company filed the following one report on Form 8-K subsequent to the quarter covered by this report:

*	On March 11, 2008, to report the a Change in the Registrants Certifying Accountant as a result of the resignation of the Company’s accountant without dispute and the retention of a new accountant.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit
31.1*	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2*	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herein

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 9, 2008	NUTECH DIGITAL, INC.

By: /s/ Richard M. Greenberg
President, Chief Financial
Officer and Duly Authorized
Officer (Principal accounting
and financial officer)