Form 10-Q
period 2008-06-30
NUTECH DIGITAL INC
filed 2008-08-14
CIK 1144347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

For the quarterly period ended: June 30, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 15, 2008, the number of the Company's shares of no par value common stock outstanding was 734,048.

NUTECH DIGITAL, INC. CONDENSED BALANCE SHEET JUNE 30, 2008 AND DECEMBER 31, 2007
	Unaudited	Audited
	June 30, 2008	December 31, 2007
ASSETS
CURRENT ASSETS
Cash in bank	$ 480,857	$ 447
Other receivables	90,513	-
Prepaid expenses, current portion	2,613	4,463
TOTAL CURRENT ASSETS	573,983	4,910
PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION	739,678	746,975
OTHER ASSETS
Prepaid expenses, long-term portion	2,614	3,920
TOTAL OTHER ASSETS	2,614	3,920
TOTAL ASSETS	$ 1,316,275	$ 755,805
LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$ 752,165	$ 787,018
Accrued liabilities	111,105	114,949
Notes payable, related party	248,762	457,132
Notes payable, other	771,364	813,728
TOTAL CURRENT LIABILITIES	1,883,396	2,172,827

STOCKHOLDERS’ (DEFICIT)
Preferred stock
Authorized - 50,000,000 shares, $0.001 par value
Issued and outstanding 23,800 shares	24	24
Additional paid in capital, preferred stock, series A	700,885	700,885
Common stock
Authorized 100,000,000 shares, no par value
Issued and outstanding – 714,048 shares at June 30, 2008 and 579,228 shares at December 31, 2007	6,829,584	6,174,577
Common stock owed but not issued – 20,000 shares at June 30, 2008	126,000	-
Accumulated (deficit)	(8,223,614)	(8,292,508)
TOTAL STOCKHOLDERS’ (DEFICIT)	(567,121)	(1,417,022)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$ 1,316,275	$ 755,805

The accompanying notes are an integral part of these financial statements.

NUTECH DIGITAL, INC. CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007 UNAUDITED
	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
SALES, NET	$ 945	$ -	$ 1,006,194	$ -
COST OF SALES	7,585	-	467,585	-
GROSS PROFIT (LOSS)	(6,640)	-	538,609	-

OPERATING EXPENSES
CONSULTING FEES	14,997	-	56,210	-
LEGAL EXPENSES	49,188	-	55,688	-
RESEARCH AND DEVELOPMENT EXPENSES	51,953	-	51,953	-
GENERAL AND ADMINISTRATIVE EXPENSES	134,856	-	266,053	-
TOTAL EXPENSES	250,994	-	429,904	-
OPERATING INCOME (LOSS)	(257,634)	-	108,705	-
OTHER INCOME (EXPENSE)
Interest expense	(26,077)	-	(61,117)	-
Cancellation of debt	21,306	-	21,306	-
TOTAL OTHER INCOME (EXPENSE)	(4,771)	-	(39,811)	-
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE CORPORATION INCOME TAXES	(262,405)	-	68,894	-
CORPORATION INCOME TAXES (BENEFIT)	(94,000)	-	-	-
INCOME (LOSS) FROM CONTINUING OPERATIONS	(168,405)	-	68,894	-
INCOME FROM DISCONTINUED OPERATIONS	-	428,709	-	391,259
NET INCOME (LOSS)	$ (168,405)	$ 428,709	$ 68,894	$ 391,259
NET INCOME (LOSS) PER COMMON SHARE FROM CONTINUING OPERATIONS BASIC	$ (0.26)	$ -	$ 0.11	$ -
DILUTED	$ (0.01)	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

NUTECH DIGITAL, INC. CONDENSED STATEMENTS OF OPERATIONS (CONTINUED) FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007 UNAUDITED
	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
NET INCOME PER COMMON SHARE FROM DISCONTINUED OPERATIONS BASIC	$ -	$ 0.75	$ -	$ 0.69
DILUTED	$ -	$ 0.75	$ -	$ 0.69
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING BASIC	655,635	567,884	617,661	567,884
DILUTED	20,488,968	567,884	20,450,994	567,884

The accompanying notes are an integral part of these financial statements.

NUTECH DIGITAL, INC. CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007 UNAUDITED
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income from continuing operations	$ 68,894	$ -
Net income from discontinued operations	-	391,259
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,297	10,114
Issuance of common stock for services, consulting fees and other expenses	-	24,000
Issuance of common stock for legal settlement	22,846	-
Non-cash rent expense	-	21,000
Cancellation of debt	(21,306)	(481,979)
Changes in operating assets and liabilities:
Other receivables, related party	(90,513)	-
Prepaid expenses	3,156	31,260
Accounts payable	(34,853)	146,181
Accrued liabilities	287	(89,713)

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(44,192)	52,122

NET CASH PROVIDED BY INVESTING ACTIVITIES	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	-	(8,277)
Sale of common stock for cash	758,161	-
Repayment of notes payable, other	(208,370)	-
Repayment of notes payable, related parties	(25,189)	(37,281)

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	524,602	(45,558)

NET INCREASE IN CASH	480,410	6,564
CASH BALANCE, AT BEGINNING OF PERIOD	447	7,101

CASH BALANCE, AT END OF PERIOD	$ 480,857	$ 13,665

	2008	2007
SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID DURING THE PERIOD FOR:
Interest	$ 61,348	$ 59,612
Taxes	$ -	$ -

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for prepaid expenses, services, consulting fees and other expenses	$ -	$ 24,000
Non-cash rent expense	$ -	$ 21,000
Cancellation of debt	$ 21,306	$ 481,979
Issuance of common stock for legal settlement	$ 22,846	$ -

The accompanying notes are an integral part of these financial statements.

NUTECH DIGITAL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008

UNAUDITED

NOTE 1       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The interim financial statements of NuTech Digital, Inc. are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited financial statements for the interim period presented. Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.  Accordingly, your attention is directed to footnote disclosures found in December 31, 2007 Annual Report and particularly to Note 1, which includes a summary of significant accounting policies.

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

A.

The Company has accumulated a deficit of $8,223,614 since inception.

B.

The Company has a working capital deficit of $1,309,413.

C.

The Company continues to incur operating losses.

D.

The Company is delinquent in its payments on the SBA Comerica loan.

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

NOTE 2       COMMON STOCK

During the six months ended June 30, 2008, the Company issued the following shares of common stock:

The Company sold 152,628 shares of common stock for $758,161.  Included in these sales are finder’s fees relating to the sale in the amount of $51,470.  In addition, there are 20,000 shares which have been purchased, but have not been issued as of June 30, 2008.

The Company also issued 2,192 shares in satisfaction of a legal settlement.

During the six months ended June 30, 2007, the Company issued the following shares of common stock:

On January 10, 2007, 33,333 shares of common stock, with an aggregate fair value of $24,000 were issued to an officer of the Company for past services provided.

NOTE 3       PREFERRED STOCK

On June 30, 2008 there are 23,800 shares of Series A convertible preferred stock outstanding.  The preferred stock is convertible into common at a rate of 1 share of preferred for 833.33 shares of common, therefore, the preferred stock is convertible into 19,833,333 shares of common stock as of June 30, 2008.  Each share of preferred stock also carries the voting rights of 833.33 shares of common stock and has a par value of $0.001.

NOTE 4       PENDING LITIGATION

In February of 2008, Mr. Kasper filed suit against the Company, directors of the Company, and Jump Communications.  Management feels that the suit is unwarranted and plans to defend itself to the fullest extent.  No adjustments have been made to the financial statements at June 30, 2008 for this contingency.

In March of 2008, Sony ATV filed suit against the Company, its former President and Director Lee Kasper, and unrelated third parties claiming copyright violations in connection with the Company’s karaoke business, which was discontinued during prior years.  Management feels that the Company did not engage in the conduct complained of and plans to defend itself to the fullest extent.  No adjustments have been made to the financial statements for this contingency.

In March of 2008, Jeff Flammang, a former consultant to the Company, served the Company with a Demand for Arbitration claiming he is owed payment for consulting services provided to the Company and is also seeking payment of a finder’s fee for the asset purchase transaction with Jump Communications.  Management feels that the suit is unwarranted and plans o defend itself to the fullest extent.  No adjustments have been made to the financial statements at June 30, 2008 for this contingency.

NOTE 5       LICENSE AGREEMENT

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

NOTE 6       INCOME TAXES

There was no income tax expense recorded for the six months ended June 30, 2008 due to the availability of prior year net operating loss carryforwards.

NOTE 7       CALCULATION OF EARNINGS PER SHARE

Basic earnings per common share is based on the weighted average number of common shares outstanding during the year.  Diluted earnings per common share is based on the weighted average number of common shares and all preferred stock converted into common stock (See Note 3) for a total of 19,833,333 common shares.  The stock options listed below in Note 8 are not included in the calculation of diluted earnings per share since the exercise price exceeds the current market value of the stock.

NOTE 8       OPTIONS

As of June 30, 2008 the Company has 208,333 outstanding options to purchase 208,333 shares of common stock.  These options have an exercise price of $45.00 and expire on February 24, 2014.

NOTE 9       SUBSEQUENT EVENT

On July 17, 2008, the Company issued the 20,000 shares that were outstanding on June 30, 2008.

In July 2008, Jump Communications exercised its rights to convert a portion of its shares of Series A Convertible Preferred Stock to our Common Stock.  Jump Communications converted 5,022 shares of Series A Convertible Preferred Stock into 4,183,807 shares of Common Stock, which it subsequently distributed to its shareholders.

ITEM 2    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-Q contains forward-looking statements.  Forward-looking statements involve risks and uncertainties that could and in all likelihood will cause actual results to differ materially.  Factors that might cause or contribute to such differences include, but are not limited to, whether the Company can obtain financing as and when needed, competitive pressures, changes in consumer tastes away from the type of products the Company offers, changes in the economy that would leave less disposable income to be allocated to entertainment, the loss of any member of the Company’s management team and other factors over which the Company has no control.  When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are generally intended to identify forward-looking statements.  You should not place undue reliance on these forward-looking statements, which reflect the opinion of the Company’s management as of the date of this Quarterly Report.  The Company undertakes no obligation to publicly release any revisions to the forward-looking statements after the date of this document.  You should carefully review the documents the Company files from time to time with the Securities and Exchange Commission.  Throughout the Annual Report, the terms, the “Company,” “NuTech,” and words of similar meaning refer to NuTech Digital, Inc.

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

BUSINESS HISTORY

On August 22, 2007, the Company closed its Asset Acquisition Agreement (the “Agreement”) pursuant to which the Company purchased telco and telecommunications equipment (“Equipment”) and exclusively licensed certain technology (“Technology”) to enable the Company to begin to manufacture and sell its exclusive products and services to a broad range of vertical markets, including the consumer market, and to provide the telecommunications switching and management links to support these products.  The acquired Equipment is independently valued at $700,909.

Recent Events:

Asset Purchase Agreement and License Agreement with Jump

On August 22, 2007 the Company closed its Asset Purchase Agreement (the, “Agreement”) with Jump Communications, Inc. (“Jump”), acquiring telco standards telephone switching equipment and data transmission equipment from Jump.  Also, in connection with the Jump transaction, the Company and Jump entered into a License Agreement, whereby Jump provided the Company an exclusive license to use certain Jump technology, know-how and proprietary intellectual property in the United States.  The acquired assets are independently valued at approximately $700,909.

In consideration for the Equipment, Jump was issued twenty-three thousand eight hundred (23,800) shares of Series A Convertible Preferred Stock.  The shares, on a fully diluted basis, are equal to 96.43% of the Company’s outstanding shares as of June 30, 2008.  The Preferred Stock issued to Jump carries voting and conversion rights equivalent to 833.33 shares of common stock to one of the preferred stock, or 19,833,333 shares of common stock subsequent to the reverse stock split on May 12, 2008.

Contemporaneously with the issuance of the Preferred Stock, the Board of Directors of Jump authorized the distribution of the Preferred Stock to its shareholders as a partial redemption of their Jump stock, in accordance with their pro-rata interests in Jump.  This transaction has been recorded in the capital account of each Jump shareholder retroactive to the closing of the Transaction.

In connection with the transaction, the Company’s office has been changed to 10390 Wilshire Boulevard, Los Angeles, CA  90024, with the former office abandoned without further liability to the Company.  Additionally, the controlling shareholders of Jump, A. Frederick Greenberg was appointed Chairman and Chief Executive Officer.  At the same time, Mr. Greenberg’s brother, Richard M. Greenberg, was appointed President and Secretary/Treasurer.

The terms of the Agreement were previously reported in the Company’s report on Form 8-K filed on August 2, 2007.  Some disclosures were corrected as a result of changed objectives during the course of closing the Transaction and the filing of Form 10-KSB on April 1, 2008.  As a result, the contemplated subsidiary operations of Jump Operating company (“JOC”), NuTech Acquisition Corp. (“NAC”), and NAC Operating Company (“NAC OC”) (collectively, the “Subsidiary Operations”) have been discontinued, the agreements with Mr. Lee Kasper have been terminated with respect to certain of these proposed Subsidiary Operations.  All activities and operations contemplated by the Subsidiary Operations will be consolidated under the Company.  In periods subsequent to the closing of the Agreement, the Company has moved solely to the business of marketing and selling the services and products enabled by the Agreement, with the former operations of the Company becoming inactive.  The Company has no plans to dispose of pre-transaction revenue producing assets or to defer what passive revenue may occur as a result of past market exposure to those assets; however, the Company will not actively promote the sale of those assets or exploit (if any) revenue opportunities that may result from an awareness of those assets by third parties.  As a result of these changes, the description of the Company’s business history, business focus and material agreements have changed.

Products and Services Offered by the Company

The products and networking technology licensed to or acquired by the Company enable the Company to deliver telecommunication, television, and data services in the form of broadcast quality, bi-directional videophones; unlimited television and internet channels (including video on demand, high definition [1080P HD], and super high definition resolutions; voice over internet protocol (VoIP); and internet access to a broad range of vertical markets.

All of these services are to be made available through a single, inexpensive, user friendly, set top box (“STB”) to be manufactured by the Company under its license that acts as the gateway to virtually all currently available communications, entertainment and data services, and “off-the-shelf” equipment (cameras, TVs, microphones and computers) over wired or wireless links (including Digital Subscriber Lines [DSL], cable modem, and private or public networking infrastructure).  The STB has been named the “Fred.”  The Company will manufacture and sell the Fred in a variety of configurations and price points suitable for the full range of today’s markets, including corporate, government, small business and the consumer.

The Fred works seamlessly with all network infrastructures and protocols to provide comprehensive services, simplifying operations, and reducing the costs for users.  In addition to viewing an unlimited number of entertainment channels, accessing the public internet, and connecting via VoIP, users will be able to hear and see each other in real time on their TV sets or PC’s with the same quality that TV programming comes to them, using the low cost Fred and inexpensive broadband connectivity.  In providing this simple, inexpensive, bi-directional broadcast quality video, the Company distinguishes its product and service offerings from all others.  The Company’s service offering further differentiates itself from competitive offerings by empowering each end point on a network to be a video broadcast origination point.

The Fred, and linkage of multiple Fred’s (the, “Network”) through interconnection to public and private networks, makes available a variety of network oriented services that augment and improve services available on the public internet.  For instance, the Company’s management and billing systems incorporated into the Network enable on demand, “point-to-point” 2WayTV, credit card approvals, VOD, billing for services and events, selection of services and account management.  No special connection is needed to connect to the Network; a basic internet connection is sufficient.  The interconnection between the Network to both the public internet and the existing national telephone communications switching infrastructure creates a virtually universal system of access for all.

The Company believes that focusing on its newly licensed products and technology will enable the Company to become a supplier of multi-media products and technology under an integrated, cohesive delivery platform across a broad range of market applications and client sets.

Historical Information relating to the Asset Acquisition Agreement

Jump was organized under the laws of the State of Nevada on July 6, 2006 and registered to conduct business in the State of California on July 25, 2006 with an authorized share capital of five hundred (500) million common shares at $0.001 par value.  A. Frederick Greenberg was the sole director, President and Secretary/Treasurer.

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

On September 25, 2007, the shareholders approved and the board of directors authorized a reverse stock split on common stock at a rate of one-for-sixty and a name change for the Company to be done at the Company’s discretion at some time within the following twelve months.  This reverse stock split was implemented on May 12, 2008.

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

Pending Litigation

In February of 2008, Mr. Lee Kasper filed suit against the Company, directors of the Company, and Jump Communications.  Management feels that the suit is unwarranted and plans to defend itself to the fullest extent.  No adjustments have been made to the financial statements at June 30, 2008 for this contingency.

In March of 2008, Sony ATV filed suit against the Company, its former President and Director Lee Kasper and unrelated third parties claiming copyright violations in connection with the Company’s karaoke business, which was discontinued during the previous years.  Management feels that the Company did not engage in the conduct complained of and plans to defend itself to the fullest extent.  No adjustments have been made to the financial statements at June 30, 2008 for this contingency.

In March of 2008, Jeff Flammang, a former consultant to the Company, served the Company with a Demand for Arbitration claiming he is owed payment for consulting services provided to the Company and is also seeking payment of a finder’s fee for the asset purchase transaction with Jump Communications.  Management feels that the suit is unwarranted and plans to defend itself to the fullest extent.  No adjustments have been made to the financial statements at June 30, 2008 for this contingency.

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

Results of Operations

Selected Statement Of Operations Data

Comparison of Year End Periods.  Summarized in the table below is statement of operations data comparing the six months ended June 30, 2008 with the six months ended June 30, 2007:

	Period Ended		Increase/(Decrease)
	June 30, 2008	June 30, 2007

Net Income from Continuing Operations	$ 68,894	$ -	$ 68,894
Net Income From Discontinued Operations	-	391,259	$ (391,259)
Net Income	$ 68,894	$ 391,259	$ (322,365)
Net Income Per Common Share from Continuing Operations
Basic	$ 0.11	$ 0.00	$ 0.11
Diluted	$ 0.00	$ 0.00	$ 0.00
Net Income Per Common Share from Discontinued Operations
Basic	$ 0.00	$ 0.69	$ (0.69)
Diluted	$ 0.00	$ 0.69	$ (0.69)

During the six month period ended June 30, 2008, we had net income from continuing operations of $68,894, compared to no income or loss from continuing operations during the six months ended June 30, 2007.  This is due to the fact that we entered into a license agreement with another company, which provided revenue of $1,000,000 during the six months ended June 30, 2008.  This revenue was offset by commissions relating to the license agreement in the amount of $460,000, as well as other commissions and various expenses incurred during the six months ended June 30, 2008.   Since all operations relating to the six month period ended June 30, 2007 were ceased during the prior year, all items are considered discontinued.

Comparison of Three Month Periods.  Summarized in the table below is statement of operations data comparing the three months ended June 30, 2008 with the three months ended June 30, 2007:

	Period Ended		Increase/(Decrease)
	June 30, 2008	June 30, 2007

Net (Loss) from Continuing Operations	$ (168,405)	$ -	$ (168,405)
Net Income From Discontinued Operations	-	428,709	$ (428,709)
Net Income (Loss)	$ (168,405)	$ 428,709	$ (597,114)
Net (Loss) Per Common Share from Continuing Operations
Basic	$ (0.26)	$ 0.00	$ (0.26)
Diluted	$ (0.01)	$ 0.00	$ (0.01)
Net Income (Loss) Per Common Share from Discontinued Operations
Basic	$ 0.00	$ 0.75	$ (0.75)
Diluted	$ 0.00	$ 0.75	$ (0.00)

During the three month period ended June 30, 2008, we had a net loss from continuing operations of $168,405, compared to no income or loss from continuing operations during the three months ended June 30, 2007.  This is due to minimal income for the three months ended June 30, 2008, and various operating expenses relating to continuing operations.  Since all operations relating to the three month period ended June 30, 2007 were ceased during the prior year, all items are considered discontinued.

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

In July 2000, we received a $900,000 Small Business Administration loan with Comerica Bank participation.  The interest rate per annum is 2% over prime, and the loan is scheduled to be paid over an 18 year period.  As of June 30, 2008, we were ninety days behind in our payments.

In the past, Mr. Lee Kasper, a director and stockholder of the company advanced funds to the Company as follows:

A.

Various advances, which accrue interest at the rate of 10% per annum and are due on demand.  At June 30, 2008, we owed Mr. Kasper $214,262 from these borrowings.

B.

On August 1, 2005 Mr. Kasper advanced funds to produce live music concerts, in the amount of $350,000.  The interest rate on the loan is 8% per annum, and the loan is scheduled to be repaid over a 36 month period.

C.

In May of 2006, Mr. Kasper advanced the amount of $22,000.  There is no interest on the loan, and the loan was due in December 2007.

Each of these transactions is subject to review and scrutiny in connection with counter-claims and cross claims in the lawsuit initiated by Mr. Kasper and independent claims that the Company may choose to litigate in separate actions.

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

During 2006, we received from Kickarock Productions, Inc. loans in the amount of $42,175.  The interest rate on the loans is 7% per annum, and the loan was due in December 2007.  The loan was subsequently settled for $25,000, which payment was made on April 15, 2008.

Sources And Uses Of Cash

Summarized in the table below is information derived from our statements of cash flow comparing the six months ended June 30, 2008 with the six months ended June 30, 2007:

Six Months Ended
	June 30, 2008	June 30, 2007
Net Cash Provided (Used) By

Operating Activities	$ (44,192)	$ 52,122
Investing Activities	-	-
Financing Activities	524,602	(45,558)

Net Increase (Decrease) in Cash	$ 480,410	$ 6,564

Operating Activities

During the six months ended June 30, 2008, our net income from continuing operations was 68,894.  This includes non-cash items of depreciation in the amount of $7,297, the issuance of stock for a legal settlement of $22,846, and the cancellation of debt in the amount of $21,306.  Cash was provided from operations by the decrease of prepaid expenses of $3,156 and the increase in accrued liabilities of $287.  This is offset by the increase of other receivables to a related party in the amount of $90,513, and the decrease in accounts payable of $34,853.

During the six months ended June 30, 2007, our net income from discontinued operations was $391,259.  This included non-cash items of depreciation in the amount of $10,114, the issuance of common stock for services, consulting fees and other expenses of $24,000, cancellation of debt of $481,979 and non-cash rent expense of $21,000.  Cash was provided from operations by the decrease of prepaid expenses of $31,260 and the increase in accounts payable of $146,181.  This is offset by cash used from operations due to the decrease in accrued liabilities of $89,713.

Investing Activities

There were no acquisitions of property and equipment for the six months ended June 30, 2008 and 2007.

Financing Activities

Financing activities for the six months ended June 30, 2008 provided net cash of $524,602.  We sold common stock for cash in the amount of $758,161, which was offset by the repayment of notes payable to a non-related party in the amount of $208,370 and a note payable to a related party in the amount of $25,189.

Financing activities for the six months ended June 30, 2007 used net cash of $45,558.  We repaid a bank overdraft in the amount of $8,277, and we repaid notes payable to related parties in the amount of $37,281.

Commitments For Capital Expenditures

At June 30, 2008, we had no commitments for capital expenditures.

Going Concern

The financial statements included in this report are presented on the basis that the Company is a “going concern.”  Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time.  Our auditors have indicated that the following factors raise substantial doubt as to our ability to continue as a going concern:

•

we have an accumulated a deficit of $8,223,614 since inception;

•

we have a working capital deficit of $1,309,413;

•

we continue to incur operating losses; and

•

we are delinquent in our payments on the SBA Comerica loan.

We believe that the following will help to eliminate this qualification:

•

Obtain investors to fund the working capital needs of the company;

•

Reduce operating expenses; and

•

We are negotiating the payment of old outstanding payables.

Past Due Accounts Payable

Approximately $662,000 of accounts payable are over 90 days old and could hamper our acquisition of inventory in future periods.

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

As of June 30, 2008 we had available $480,857 of cash on hand and $1,309,413 of a working capital deficit.  Cash generated by our current operations is not sufficient to continue our business for the next twelve months.  We will need additional financing during the next 12 months to pay our costs and expenses, if they stay at current levels.  To the extent it becomes necessary to raise additional cash in the future, we will seek to raise it through the public or private sale of debt or equity securities, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing.  We may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities.  We currently have a binding commitment in the amount of $500,000 for additional financing.  We cannot provide any assurances that we will be able to secure the additional cash or working capital we may require to expand our business and exploit the Company’s products and services.

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

In February of 2008, Mr. Lee Kasper filed suit against the Company, directors of the Company, and Jump Communications, Inc.  Management feels that the suit is unwarranted and plans to defend itself to the fullest extent.  No adjustments have been made to the financial statements at June 30, 2008 for this contingency.

In March of 2008, Sony ATV filed suit against the Company, its former President and Director Lee Kasper and unrelated third parties claiming copyright violations in connection with the Company’s karaoke business, which was discontinued during the previous year.  Management feels that the Company did not engage in the conduct complained of and plans to defend itself to the fullest extent.  No adjustments have been made to the financial statements at June 30, 2008 for this contingency.

In March of 2008, Jeff Flammang, a former consultant to the Company, served the Company with a Demand for Arbitration claiming he is owed payment for consulting services provided to the Company and is also seeking payment of a finders’ fee for the asset purchase transaction with Jump Communications.  Management feels that the suit is unwarranted and plans to defend itself to the fullest extent.  No adjustments have been made to the financial statements at June 30, 2008 for this contingency.

ITEM 1A.  RISK FACTORS

NuTech Digital, Inc. is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND THE COMPANY USE OF PROCEEDS

In the three months ended June 30, 2008, we issued and sold 152,628 shares of our stock to accredited investors in a private placement transaction pursuant to an exemption from registration provided by Section 4(2) of the Act, for an aggregate purchase price of $758,161.

In June 2008, we issued 2,192 shares of our stock to Richard Mann and his attorney to settle a lawsuit brought by Mr. Mann.

In June 2008, we sold 20,000 shares of our stock to an accredited investor in a private placement transaction pursuant to an exemption from registration provided by Section 4(2) of the Act, for an aggregate purchase price of $140,000.  These shares were issued in July of 2008.

In July 2008, Jump Communications exercised its rights to convert a portion of its shares of Series A Convertible Preferred Stock to our Common Stock.  Jump Communications converted 5,022 shares of Series A Convertible Preferred Stock into 4,183,807 shares of Common Stock, which it subsequently distributed to its shareholders.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

The Company filed the following one report on Form 8-K subsequent to the quarter covered by this report:

*	On May 22, 2008, to report the one-for-sixty reverse stock split of the Company’s Common Stock.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit
31.1*	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2*	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herein

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 14, 2008	NUTECH DIGITAL, INC.

By: /s/ Richard M. Greenberg
President, Chief Financial
Officer and Duly Authorized
Officer (Principal accounting
and financial officer)