Form 10KSB/A
period 2007-12-31
NUTECH DIGITAL INC
filed 2008-08-15
CIK 1144347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB/A

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

NUTECH DIGITAL, INC.

FORM 10-KSB

INDEX

Part I

Item 1.	Description of Business	3

Item 2.	Description of Property	7

Item 3.	Legal Proceedings	7

Item 4.	Submission of Matters to a Vote of Security Holders	8

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
Weaver & Martin, LLC
Kansas City, Missouri
March 31, 2008

Certified Public Accountants & Consultants
411 Valentine, Suite 300
Kansas City, Missouri 64111
Phone: (816) 756-5525
Fax: (816) 756-2252

NUTECH DIGITAL, INC. BALANCE SHEET DECEMBER 31, 2007
ASSETS
CURRENT ASSETS
Cash in bank	$ 447
Prepaid expenses, current portion	4,463

TOTAL CURRENT ASSETS	4,910
PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION	746,975
OTHER ASSETS
Prepaid expenses, long-term portion	3,920

TOTAL OTHER ASSETS	3,920
TOTAL ASSETS	$ 755,805
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$ 787,018
Accrued liabilities.	114,949
Notes payable, related party	457,132
Notes payable, other	813,728

TOTAL CURRENT LIABILITIES	2,172,827
STOCKHOLDERS’ EQUITY
Preferred stock, Series A
Authorized 30,000 shares, $0.001 par value
Issued and outstanding 23,800 shares	24
Additional paid in capital, preferred stock, series A	700,885
Common stock
Authorized 100,000,000 shares, no par value
Issued and outstanding – 34,639,994 shares	6,174,577
Accumulated (deficit)	(8,292,508)

TOTAL STOCKHOLDERS’ EQUITY	(1,417,022)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 755,805

The accompanying notes are an integral part of these financial statements.

NUTECH DIGITAL, INC. STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
	2007	2006

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.	$ 81,809	$ -

(LOSS) FROM CONTINUING OPERATIONS	(81,809)	-

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	1,083,016	(3,530,610)

NET INCOME (LOSS)	$ 1,001,207	$(3,530,610)
NET (LOSS) PER SHARE FROM CONTINUING OPERATIONS BASIC	$ 0.00	$ 0.00
DILLUTED	$ 0.00	$ 0.00
NET INCOME (LOSS) PER COMMON SHARE FROM DISCONTINUED OPERATIONS BASIC	$ 0.03	$ (0.13)
DILLUTED	$ 0.01	$ 0.00
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING BASIC	34,293,172	27,593,590
DILUTED	100,000,000	-

The accompanying notes are an integral part of these financial statements.

NUTECH DIGITAL, INC. STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	Common Stock				Preferred Stock
	Shares Issued	Shares Owed But Not Issued	Amount Issued	Amount Owed But Not Issued	Shares Issued	Amount Issued	Paid In Capital	Accumulated Deficit	Total

BALANCE, JANUARY 1, 2006	24,025,494	1,172,000	$ 5,299,011	$ 85,000	-	$ -	$ -	$ (5,763,105)	$ (379,094)
ISSUANCE OF COMMON STOCK FOR:
SERVICES UNDER 2003 CONSULTANT STOCK PLAN	5,825,000	-	119,475	-	-	-	-	-	119,475
OTHER SERVICES AND EXPENSES	1,150,000	-	412,119	-	-	-	-	-	412,119
ISSUANCE OF SHARES FROM PRIOR PERIOD	1,172,000	(1,172,000)	85,000	(85,000)	-	-	-	-	-
CASH – OPTIONS EXERCISED UNDER THE 2001 EQUITY INCENTIVE PLAN	-	-	192,934	-	-	-	-	-	192,934
NET LOSS FOR THE YEAR ENDED DECEMBER 31, 2006	-	-	-	-	-	-	-	(3,530,610)	(3,530,610)
BALANCE, DECEMBER 31, 2006	32,172,494	-	6,108,539	-	-	-	-	(9,293,715)	(3,185,176)
ISSUANCE OF PREFERRED STOCK FOR:
EQUIPMENT	-	-	-	-	23,800	24	700,885	-	700,909
ISSUANCE OF COMMON STOCK FOR:
SERVICES UNDER 2003 CONSULTANT STOCK PLAN	467,500	-	21,000	-	-	-	-	-	21,000
SALARIES AND OTHER EXPENSES	2,000,000	-	45,038	-	-	-	-	-	45,038
NET INCOME FOR THE YEAR ENDED DECEMBER 31, 2007	-	-	-	-	-	-	-	1,001,207	1,001,207
BALANCE, DECEMBER 31, 2007	34,639,994	-	$ 6,174,577	-	23,800	$ 24	$ 700,885	$ (8,292,508)	$(1,417,022)

The accompanying notes are an integral part of these financial statements.

NUTECH DIGITAL, INC. STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) from continuing operations	$ (81,809)	$ -
Net income (loss) from discontinued operations	1,083,016	(3,530,610)
Adjustments to reconcile net income (loss) from discontinued operations to net cash provided (used) by operating activities:
Depreciation	18,250	52,673
Amortization	-	115,630
Provision for doubtful accounts	-	110
Cancellation of debt	(1,343,360)	-
Loss on disposal of fixed assets	7,757	90,437
Loss on impairment of assets	-	2,086,936
Issuance of common stock for services, consulting fees and other expenses	45,038	128,325
Non-cash rent expense	21,000	9,000
Amortization of options issued to employees	-	207,934
Changes in operating assets and liabilities:
Accounts receivable	-	395,335
Production costs receivable	-	50,626
Inventories	-	18,967
Production costs	-	446,851
Prepaid royalties	-	85,420
Prepaid expenses	34,413	9,115
Deposits	-	7,800
Accounts payable	181,053	86,266
Accrued liabilities	(84,935)	(96,667)
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(119,577)	164,148
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(20,846)	-
Disposal of property and equipment	-	37,100
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(20,846)	37,100
CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	(8,277)	(54,692)
Proceeds from notes payable, related parties	218,371	48,883
Proceeds from notes payable, other	-	42,175
Repayment of notes payable, other	(1,068)	(101,291)
Repayment of notes payable, related parties	(75,257)	(133,839)
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	133,769	(198,764)
NET INCREASE (DECREASE) IN CASH	(6,654)	2,484
CASH BALANCE, AT BEGINNING OF PERIOD	7,101	4,617

CASH BALANCE, AT END OF PERIOD	$ 447	$ 7,101

The accompanying notes are an integral part of these financial statements.

NUTECH DIGITAL, INC. STATEMENTS OF CASH FLOWS (CONTINUED) FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
	2007	2006
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID DURING THE PERIOD FOR:
Interest	$ 70,677	$ 159,705
Taxes	$ 800	$ -

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for prepaid expenses, services consulting fees and other expenses	$ 45,038	$ 128,325
Non-cash rent expense	$ 21,000	$ 9,000
Issuance of preferred stock for equipment	$ 700,909	$ -
Amortization of options issued to employees	$ -	$ 207,934
Cancellation of debt	$1,343,360	$ -
Asset impairment	$ -	$ 2,086,936

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

NOTE 1        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 3        ACCOUNTS PAYABLE

A summary of the accounts payable at December 31, 2007 is as follows:

Warner/Chappell Music.	$323,500
Other	463,518
$787,018

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

NOTE 9        REAL ESTATE LEASES (CONTINUED)

Future minimum annual lease payments are:

Amount
December 31, 2008	$147,900
December 31, 2009	120,000
December 31, 2010	90,000
$357,900

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

NOTE 11      STOCK OPTIONS AND WARRANTS (CONTINUED)

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

NOTE 12      COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

Discontinued date – August 22, 2007

Manner of disposal – withdrawal from industry

Remaining assets – none

Income for the ended December 31, 2007 - $1,083,016

	2007	2006

Net income (loss) from discontinued operations	$1,083,016	$(3,563,610)

Weighted average number of common shares outstanding
Basic	34,290,622	27,5935,90
Diluted	100,000,000	-

Net income (loss) per share
Basic	$0.03	$(0.13)
Diluted	$0.01	$0.00

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

Item 8A.   Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. In connection with the preparation of this Annual Report on Form 10-K, an evaluation was carried out by the Company’s management, with the participation of our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-KSB (the "Evaluation Date").  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

During the evaluation of disclosure controls and procedures as of December 31, 2007 conducted during the preparation of our financial statements to be included in this annual Report on Form 10-K, no material weakness in internal control over financial reporting was identified.  The Company has concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is a process, under the supervision of our Chief Executive Officer and Chief Financial Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Our management has concluded that, as of December 31, 2007, no material weakness existed in our financial statements.

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

Item 9.    Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

The following table sets forth certain information regarding our Directors and executive officers.

Name	Age	Position
A. Frederick Greenberg	70	Chief Executive Officer, Director
Richard M. Greenberg	64	President, Secretary, Treasurer, Director

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

August 8, 2008	NUTECH DIGITAL, INC.

By: /s/ Richard M. Greenberg
President, Chief Financial
Officer and Duly Authorized
Officer (Principal accounting
and financial officer)

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ A. Frederick Greenberg	Chief Executive Officer,	August 8, 2008
A. Frederick Greenberg	and Director

/s/Richard M. Greenberg	President, Secretary,	August 8, 2008
Richard M. Greenberg	Treasurer and Director
(Chief Financial Officer)