Form 10KSB/A
period 2007-12-31
NUTECH DIGITAL INC
filed 2008-09-05
CIK 1144347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB/A

Amendment No. 2

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

NOTE 5       NOTES PAYABLE, RELATED PARTY

	Total	Current Portion
LEE KASPER (STOCKHOLDER OF THE COMPANY) On August 1, 2005, Mr. Kasper loaned $350,000 to the Company. The terms of the loan are as follows: 1. Interest – 8% per annum. 2. Thirty-six monthly payments of principal and interest in the amount of $10,968. 3. The Company is five months behind in its payments and is in default on the loan. 4. Principal balance at December 31, 2007 is:	$214,262	$214,262
LEE KASPER (STOCKHOLDER OF THE COMPANY) Mr. Kasper provided the Company with advances and debt payments as necessary. The loan is due upon demand. The principal balance at December 31, 2007 is:	34,500	34,500
ROOT COMMUNICATIONS CORP (Affiliate) On October 1, 2007, the Company entered into a $75,000 loan agreement with Root Communications Corp. The amount of the loan may vary throughout the course of the loan, as the Company feels the funds are needed. The loan bears interest at 9.5% per annum, and is due upon demand. The principal balance at December 31, 2007 is:	18,000	18,000
JUMP COMMUNICATONS, INC. (Affiliate) On October 1, 2007, the Company entered into a $500,000 loan agreement with Jump Communications Inc. The amount of the loan may vary throughout the course of the loan, as the Company feels the funds are needed. The loan bears interest at 9.5% per annum, and is due upon demand. The principal balance at December 31, 2007 is:	190,370	190,370
	$457,132	$457,132

Future minimum principal payments on the notes payable to others are as follows:

December 31, 2008	$ 457,132

NOTE 6

        NOTES PAYABLE, OTHER

	Total	Current Portion
SMALL BUSINESS ADMINISTRATION AND COMERICA BANK LOAN On July 12, 2000, the Company received a $900,000 Small Business Administration loan with Comerica Bank participation. The loan requires monthly payments of $6,414, including interest at 2% over prime. The loan is secured by all assets of the Company and a stockholder’s personal residence and personal guaranty. The loan matures on July 14, 2018. Effective interest rate at December 31, 2007 was 9.25%. The Company is six months behind in its payments on the loan balance and is in default on the loan.	$672,548	$672,548
KICKAROCK PRODUCTIONS INC. During 2006, the Company received loans in the amount of $42,175 from an unrelated company. The loan matured in December 2007. The loan accrues interest at a rate of 7% per annum. See Note 16.	42,175	42,175
NOEL GIMBEL On July 27, 2005, the Company received a $100,000 loan from an unrelated individual. The loan required the payment of the principal in full on December 2007, together with any accrued interest at the rate of 10%. The loan is currently in litigation for settlement.	$99,005	$99,005
	$813,728	$813,728

Future minimum principal payments on the notes payable to others are as follows:

December 31, 2008	$ 813,728

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

During the evaluation of disclosure controls and procedures as of December 31, 2007 conducted during the preparation of our financial statements to be included in this annual Report on Form 10-K SB , no material weakness in internal control over financial reporting was identified.  The Company has concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.  The reason for this conclusion was our failure to file our management’s report on Internal Control over Financial Reporting on a timely basis.  Management believes that this deficiency has been rectified with this amended filing.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Our management has concluded that, as of December 31, 2007, no material weakness existed in our financial statements.  In addition, our Chief Executive Officer and our Chief Accounting Officer have reached a conclusion that our Internal Controls over Financial Reporting are effective.

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

September 4 , 2008	NUTECH DIGITAL, INC.

By: /s/ Richard M. Greenberg
President, Chief Financial
Officer and Duly Authorized
Officer (Principal accounting
and financial officer)

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ A. Frederick Greenberg	Chief Executive Officer,	September 4 , 2008
A. Frederick Greenberg	and Director

/s/Richard M. Greenberg	President, Secretary,	September 4 , 2008
Richard M. Greenberg	Treasurer and Director
(Chief Financial Officer)