Form 10-Q
period 2008-09-30
INTERLINK-US-NETWORK, LTD.
filed 2008-11-12
CIK 1144347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

For the quarterly period ended: September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

Commission file number: 000-50021

INTERLINK-US-NETWORK, LTD.

(Exact name of registrant as specified in its charter)

California	95-4642831
(State or other jurisdiction of	(I.R.S. Employer
Incorporation organization)	Identification No.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 10, 2008, the number of the Company's shares of no par value common stock outstanding was 5,807,180.

INDEX

PART I - FINANCIAL INFORMATION

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INTERLINK-US-NETWORK, LTD.

(FORMERLY KNOWN AS NUTECH DIGITAL, INC.)

CONDENSED BALANCE SHEETS

SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

	Unaudited	Audited
	September 30, 2008	December 31, 2007
ASSETS
CURRENT ASSETS
Cash in bank	$ 319,325	$ 447
Accounts receivable	100,000	-
Other receivables	24,687	-
Prepaid expenses, current portion	17,363	4,463
TOTAL CURRENT ASSETS	461,375	4,910
PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION	742,858	746,975
OTHER ASSETS
Security deposit	995	-
Prepaid expenses, long-term portion	1,961	3,920
TOTAL OTHER ASSETS	2,956	3,920
TOTAL ASSETS	$ 1,207,189	$ 755,805
LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$ 704,209	$ 787,018
Accrued liabilities	85,658	114,949
Notes payable, related party	248,762	457,132
Notes payable, other	661,536	813,728
TOTAL CURRENT LIABILITIES	1,700,165	2,172,827

STOCKHOLDERS’ (DEFICIT)
Preferred stock
Authorized - 50,000,000 shares, $0.001 par value
Issued and outstanding 17,753 shares at September 30, 2008 and 23,800 at December 31, 2007	18	24
Additional paid in capital, preferred stock, series A	522,807	700,885
Common stock
Authorized 100,000,000 shares, no par value
Issued and outstanding – 5,807,180 shares at September 30, 2008 and 579,228 shares at December 31, 2007	7,371,647	6,174,577
Accumulated (deficit)	(8,387,448)	(8,292,508)
TOTAL STOCKHOLDERS’ (DEFICIT)	(492,976)	(1,417,022)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$ 1,207,189	$ 755,805

The accompanying notes are an integral part of these financial statements.

INTERLINK-US-NETWORK, LTD.

(FORMERLY KNOWN AS NUTECH DIGITAL, INC.)

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

UNAUDITED

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
SALES
LICENSING – ENCORE JOINT VENTURES, L.P	$ -	$ -	$ 1,000,000	$ -
LICENSING – OTHER	15,214	-	21,408	-
DESIGN WORK	100,000	-	100,000
TOTAL SALES	115,214	-	1,121,408

COST OF SALES	96,518	-	616,056	-
GROSS PROFIT	18,696	-	505,352	-

OPERATING EXPENSES
CONSULTING FEES	2,591	-	58,801	-
LEGAL EXPENSES	36,325	-	92,013	-
GENERAL AND ADMINISTRATIVE EXPENSES	186,732	-	452,785	-
TOTAL EXPENSES	225,648	-	603,599	-
OPERATING (LOSS)	(206,952)	-	(98,247)	-
OTHER INCOME (EXPENSE)
Interest expense	(6,590)	-	(67,707)	-
Cancellation of debt.	50,507	-	71,813	-
TOTAL OTHER INCOME (EXPENSE)	43,917	-	4,106	-
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE CORPORATION INCOME TAXES	(163,035)	-	(94,141)	-
CORPORATION INCOME TAXES	800	-	800	-
(LOSS) FROM CONTINUING OPERATIONS	(163,835)	-	(94,941)	-
(LOSS) FROM DISCONTINUED OPERATIONS	-	(97,998)	-	293,261
NET (LOSS)	$ (163,835)	$ (97,998)	$ (94,941)	$ 293,261

The accompanying notes are an integral part of these financial statements.

INTERLINK-US-NETWORK, LTD

(FORMERLY KNOWN AS NUTECH DIGITAL, INC.)

CONDENSED STATEMENTS OF OPERATIONS (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

UNAUDITED

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
NET (LOSS) PER COMMON SHARE FROM CONTINUING OPERATIONS BASIC AND DILUTED	$ (0.04)	$ -	$ (0.05)	$ -
NET INCOME PER COMMON SHARE FROM DISCONTINUED OPERATIONS BASIC	$ -	$ (0.17)	$ -	$ 0.51
DILUTED.	N/A	N/A	N/A	$ 0.08
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING BASIC	4,108,422	569,727	1,789,741	569,727
DILUTED	N/A	N/A	N/A	3,801,931

The accompanying notes are an integral part of these financial statements.

INTERLINK-US-NETWORK, LTD.

(FORMERLY KNOWN AS NUTECH DIGITAL, INC.)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

UNAUDITED

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) from continuing operations	$ (94,941)	$ -
Net income from discontinued operations	-	293,261
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	11,199	14,481
Issuance of common stock for services, consulting fees and other expenses	-	45,038
Issuance of common stock for legal settlement	30,925	-
Non-cash rent expense	-	21,000
Cancellation of debt	(71,813)	(481,979)
Changes in operating assets and liabilities:
Accounts receivable	(100,000)	-
Other receivables, related party	(24,687)	-
Prepaid expenses	(10,941)	34,533
Security deposit	(995)
Accounts payable	(61,927)	156,578
Accrued liabilities	(2,745)	(68,834)

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(325,925)	14,078

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(7,082)
NET CASH (USED) BY INVESTING ACTIVITIES	(7,082)	-
CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	-	16,850
Sale of common stock for cash	988,061	-
Proceeds from notes payable, other	-	28,000
Repayment of notes payable, other	(208,370)	(427)
Repayment of notes payable, related parties	(127,806)	(65,257)

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	651,885	(20,834)

NET INCREASE (DECREASE) IN CASH	318,878	(6,756)
CASH BALANCE, AT BEGINNING OF PERIOD	447	7,101

CASH BALANCE, AT END OF PERIOD	$ 319,325	$ 345

The accompanying notes are an integral part of these financial statements.

INTERLINK-US-NETWORK, LTD.

(FORMERLY KNOWN AS NUTECH DIGITAL, INC.)

CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

UNAUDITED

	2008	2007
SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID DURING THE PERIOD FOR:
Interest	$ 76,653	$ 59,612
Taxes	$ -	$ -

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for prepaid expenses, services, consulting fees and other expenses	$ -	$ 45,038
Issuance of preferred stock for equipment	$ -	$ 700,909
Non-cash rent and expense	$ -	$ 21,000
Cancellation of debt	$ 71,813	$ 481,979
Issuance of common stock for legal settlement	$ 30,925	$ -

The accompanying notes are an integral part of these financial statements.

INTERLINK-US-NETWORK, LTD.

(FORMERLY KNOWN AS NUTECH DIGITAL, INC.)

CONDENSED NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

UNAUDITED

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The interim financial statements of Interlink-US-Network, Ltd. (formerly known as NuTech Digital, Inc.) are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited financial statements for the interim period presented. Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.  Accordingly, your attention is directed to footnote disclosures found in December 31, 2007 Annual Report and particularly to Note 1, which includes a summary of significant accounting policies.

Nature of Business

On August 22, 2007, Interlink-US-Network, Ltd. changed its business operations to the marketing and sale of its exclusive line of devices and services for the distribution of entertainment video, 2WayTV (videophone) and internet access.  Among its hardware products is the SDI-2 wireless video distribution point for surveillance, remote data and entertainment video including 1080P High Definition Video.  Also among the Company’s hardware products is the FRED, a set top unit that enables all of the Company’s services in the home and at the office.  The Company continues to use its previously developed technology for the distribution of Video on Demand.  This service is being integrated into the new line of equipment as well, using existing servers that provide on-line purchasing interfaces with major credit card services and real time delivery of video.

On September 4, 2008, the Company filed a Certificate of Amendment to their articles of incorporation with the Secretary of State of the State of California, changing its name to Interlink-US-Network, Ltd.  The name change was declared effective on October 10, 2008.  The Company has begun trading under the new name and the new symbol, IUSN.OB.

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

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The following factors raise substantial doubt as to the Company’s ability to continue as a going concern:

A.  The Company has accumulated a deficit of $8,387,448 since inception.

B.  The Company has a working capital deficit of $1,238,790.

C.  The Company continues to incur operating losses.

D.  The Company is delinquent in its payments on the SBA Comerica loan.

Management’s plans to eliminate the going concern situation include, but are not limited to:

INTERLINK-US-NETWORK, LTD.

(FORMERLY KNOWN AS NUTECH DIGITAL, INC.)

CONDENSED NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

UNAUDITED

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.  Reduction of legal and consulting expenses through the approval and acceptance of contracts with these professionals that place a limit on the amount of expenses the Company will incur for their services.

B.  Obtain investors to fund the working capital needs of the company.

C.  Reduce operating expenses.

D.  Negotiate the payment of old outstanding payables.

NOTE 2   COMMON STOCK

During the nine months ended September 30, 2008, the Company issued the following shares of common stock:

The Company sold 187,200 shares of common stock for $988,061.  Included in these sales are finder’s fees relating to the sale in the amount of $63,570.

The Company also issued 3,126 shares in satisfaction of a legal settlement in the amount of $30,925.

In July 2008, Jump Communications exercised its rights to convert a portion of its shares of Series A convertible Preferred Stock to our Common Stock.  Jump Communications converted 6,047 shares of Series A Convertible Preferred Stock into 5,037,626 shares of Common Stock.

During the nine months ended September 30, 2007, the Company issued the following shares of common stock:

On January 10, 2007, 33,333 shares of common stock, with an aggregate fair value of $24,000 were issued to an officer of the Company for past services provided.

NOTE 3   PREFERRED STOCK

On September 30, 2008, there are 17,753 shares of Series A convertible preferred stock outstanding.  The preferred stock is convertible into common stock at a rate of 1 share of preferred for 833.33 shares of common, therefore, the preferred stock is convertible into 14,794,107 shares of common stock as of September 30, 2008.  Each share of preferred stock also carries the voting rights of 833.33 shares of common stock and has a par value of $0.001.  As of September 30, 2008 there were 6,047 shares converted into preferred stock (See Note 2).

NOTE 4   PENDING LITIGATION

In February of 2008, Mr. Kasper filed suit against the Company, directors of the Company, and Jump Communications.  Management believes that the suit is unwarranted and plans to defend itself to the fullest extent.  No adjustments have been made to the financial statements at September 30, 2008 for this contingency.

In March of 2008, Sony ATV filed suit against the Company, its former President and Director Lee Kasper, and unrelated third parties claiming copyright violations in connection with the Company’s karaoke business, which was discontinued during prior years.  Management believes that the Company did not engage in the conduct complained of and plans to defend itself to the fullest extent.  No adjustments have been made to the financial statements for this contingency.

In March of 2008, Jeff Flammang, a former consultant to the Company, served the Company with a Demand for Arbitration claiming he is owed payment for consulting services provided to the Company and is also seeking payment of a finder’s fee for the asset purchase transaction with Jump Communications.  Management believes that the suit is unwarranted and plans to defend itself to the fullest extent.  No adjustments have been made to the financial statements at September 30, 2008 for this contingency.

INTERLINK-US-NETWORK, LTD.

(FORMERLY KNOWN AS NUTECH DIGITAL, INC.)

CONDENSED NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

UNAUDITED

NOTE 5   LICENSE AGREEMENT

On March 28, 2008, the Company entered into a license agreement with Encore Joint Ventures, L.P., for a sub-license of the Company’s proprietary audio-video compression and telecommunication technologies that provide real-time, high-quality audio-video transport over wide area network broadband telecom systems.  The Company agrees to grant Encore the exclusive right and license to purchase, re-sell, deliver and otherwise exploit the above to customers residing in multiple dwelling units, within defined geographic markets in the United States of America.  These rights are to remain exclusive to Encore for a period of three years if Encore engages less than 300,000 customers or for a period of eighteen years if Encore engages 300,000 or more customers.

In addition, the parties to the Encore license agreement will form a corporation or limited liability company for the purpose of jointly implementing the sale and delivery of services to customers residing within multiple dwelling units in the territories listed in the agreement.  This new company shall be owned 70% by Encore, and 30% by the Company.  As of September 30, 2008, this new company has not been formed.

The Company received $1,000,000 when the agreement was signed on March 28, 2008 for the license agreement, and is to receive an additional $2,000,000 on or before December 31, 2008.

NOTE 6   BACKLOG

On September 30, 2008, the Company received a purchase order for 750 multi-dwelling units at a price of $400 per unit, for a total of $300,000.  Management believes that the products will be delivered in the 1st quarter of 2009.

ITEM 2  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-Q contains forward-looking statements.  Forward-looking statements involve risks and uncertainties that could and in all likelihood will cause actual results to differ materially.  Factors that might cause or contribute to such differences include, but are not limited to, whether the Company can obtain financing as and when needed, competitive pressures, changes in consumer tastes away from the type of products the Company offers, changes in the economy that would leave less disposable income to be allocated to entertainment, the loss of any member of the Company’s management team and other factors over which the Company has no control.  When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are generally intended to identify forward-looking statements.  You should not place undue reliance on these forward-looking statements, which reflect the opinion of the Company’s management as of the date of this Quarterly Report.  The Company undertakes no obligation to publicly release any revisions to the forward-looking statements after the date of this document.  You should carefully review the documents the Company files from time to time with the Securities and Exchange Commission.  Throughout the Annual Report, the terms, the “Company,” “Interlink,” and words of similar meaning refer to Interlink-US-Network, Ltd., formerly known as NuTech Digital, Inc.

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

BUSINESS HISTORY

Recent Events:

Name Change

On September 4, 2008, the Company filed a Certificate of Amendment to its articles of incorporation with the Secretary of State of the State of California, changing their name to Interlink-US-Network, Ltd.  The name change was declared effective on October 10, 2008.  The Company has begun trading under this new name and the new symbol, IUSN.OB.

Asset Purchase Agreement and License Agreement with Jump

On August 22, 2007 the Company closed its Asset Purchase Agreement (the “Agreement”) with Jump Communications, Inc. (“Jump”), acquiring telco standards telephone switching equipment and data transmission equipment from Jump.  Also, in connection with the Jump transaction, the Company and Jump entered into a License Agreement, whereby Jump provided the Company an exclusive license to use certain Jump technology, know-how and proprietary intellectual property in the United States.  The acquired assets are independently valued at approximately $700,909.

In consideration for the equipment, Jump was issued 23,800 shares of Series A Convertible Preferred Stock.  Out of those shares, 6,047 have been converted to 5,037,626 shares of common stock.  The remaining 17,753 shares, on a fully diluted basis, are equal to 71.81% of the Company’s outstanding shares as of September 30, 2008.  The Preferred Stock issued to Jump carries voting and conversion rights equivalent to 833.33 shares of common stock to one of the preferred stock, or 14,794,107 shares of common stock.

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

The terms of the Agreement were previously reported in the Company’s report on Form 8-K filed on August 2, 2007.  Some disclosures were corrected as a result of changed objectives during the course of closing the Transaction and the filing of Form 10-KSB on April 1, 2008.  As a result, the contemplated subsidiary operations of Jump Operating Company (“JOC”), NuTech Acquisition Corp. (“NAC”), and NAC Operating Company (“NAC OC”) (collectively, the “Subsidiary Operations”) have been discontinued, and the agreements with Mr. Lee Kasper have been terminated with respect to certain of these proposed Subsidiary Operations.  All activities and operations contemplated by the Subsidiary Operations will be consolidated under the Company.  In periods subsequent to the closing of the Agreement, the Company has moved solely to the business of marketing and selling the services and products enabled by the Agreement, with the former operations of the Company becoming inactive.  The Company has no plans to dispose of pre-transaction revenue producing assets or to defer what passive revenue may occur as a result of past market exposure to those assets; however, the Company will not actively promote the sale of those assets or exploit (if any) revenue opportunities that may result from an awareness of those assets by third parties.  As a result of these changes, the description of the Company’s business history, business focus and material agreements have changed.

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

The Fred, and linkage of multiple Fred’s (the “Network”) through interconnection to public and private networks, makes available a variety of network oriented services that augment and improve services available on the public internet.  For instance, the Company’s management and billing systems incorporated into the Network enable on demand, “point-to-point” 2WayTV, credit card approvals, VOD, billing for services and events, selection of services and account management.  No special connection is needed to connect to the Network; a basic internet connection is sufficient.  The interconnection between the Network to both the public internet and the existing national telephone communications switching infrastructure creates a virtually universal system of access for all.

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

In connection with the transaction as of the date of closing of the Agreement, two (2) of the Company’s three (3) Directors resigned and the vacancies filled with two (2) directors appointed by Jump, and Lee Kasper, the Company’s former Chief Executive Officer and Director continuing as the third Director.  On November 6, 2007, Lee Kasper was removed as a director of the Company and terminated for cause from all offices held by him in the Company and its subsidiaries by written consent of a majority of the Company’s shareholders.  This consent was ratified by the remaining directors of the Company.  The Company determined that while he was President and a director of the Company, Mr. Kasper operated several off-shore entities through which he did business.  In addition, he distributed Company shares to these entities.  Mr. Kasper did not disclose his ownership or dealings with these off-shore entities and did not file the requisite disclosure reports.  A copy of the 8K filing was forwarded to Mr. Kasper, and we have received no reply as of the date of this filing.

Pending Litigation

In February of 2008, Mr. Lee Kasper filed suit against the Company, directors of the Company, and Jump Communications.  Management believes that the suit is unwarranted and plans to defend itself to the fullest extent.  No adjustments have been made to the financial statements at September 30, 2008 for this contingency.

In March of 2008, Sony ATV filed suit against the Company, its former President and Director Lee Kasper and unrelated third parties claiming copyright violations in connection with the Company’s karaoke business, which was discontinued during the previous years.  Management believes that the Company did not engage in the conduct complained of and plans to defend itself to the fullest extent.  No adjustments have been made to the financial statements at September 30, 2008 for this contingency.

In March of 2008, Jeff Flammang, a former consultant to the Company, served the Company with a Demand for Arbitration claiming he is owed payment for consulting services provided to the Company and is also seeking payment of a finder’s fee for the asset purchase transaction with Jump Communications.  Management believes that the suit is unwarranted and plans to defend itself to the fullest extent.  No adjustments have been made to the financial statements at September 30, 2008 for this contingency.

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

Stock based Compensation.  Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment:  An Amendment of FASB Statements No. 123 and 95” using the modified prospective method.  Under this method, compensation cost is recognized on or after the effective date for the portion of outstanding awards, for which the requisite service has not yet been rendered, based on the grant date fair value of those awards.

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

Results of Operations

Selected Statement Of Operations Data

Comparison of Year End Periods.  Summarized in the table below is statement of operations data comparing the nine months ended September 30, 2008 with the nine months ended September 30, 2007:

Nine Months Ended
	September 30, 2008	September 30, 2007	Increase/(Decrease)

Net (Loss) from Continuing Operations	$ (94,941)	$ -	$ 94,941
Net Income From Discontinued Operations	-	293,261	$ (293,261)
Net Income	$ (94,941)	$ 293,261	$ (388,202)
Net Income Per Common Share from Continuing Operations
Basic and Diluted	$ (0.04)	$ 0.00	$ 0.04
Net Income Per Common Share from Discontinued Operations
Basic	$ 0.00	$ 0.51	$ (0.51)
Diluted	N/A	$ 0.08	N/A

During the nine month period ended September 30, 2008, we had a net loss from continuing operations of $94,941, compared to no income or loss from continuing operations during the nine months ended September 30, 2007.  This is due to the fact that we entered into a license agreement with another company, which provided revenue of $1,000,000 during the nine months ended September 30, 2008.  We also had $100,000 of revenue related to design work for another company for the nine months ended September 30, 2008.  This revenue was offset by commissions relating to the license agreement in the amount of $460,000, as well as other commissions and various expenses incurred during the nine months ended September 30, 2008.   Since all operations relating to the nine month period ended September 30, 2007 were ceased during the prior year, all items are considered discontinued.

Comparison of Three Month Periods.  Summarized in the table below is statement of operations data comparing the three months ended September 30, 2008 with the three months ended September 30, 2007:

Three Months
	September 30, 2008	September 30, 2007	Increase/(Decrease)
Net (Loss) from Continuing Operations	$ (163,835)	$ -	$ 163,835
Net (Loss) From Discontinued Operations	-	(97,998)	$ (97,998)
Net (Loss)	$ (163,835)	$ (97,998)	$ 65,837
Net (Loss) Per Common Share from Continuing Operations
Basic and Diluted	$ (0.04)	$ 0.00	$ (0.04)
Net Income (Loss) Per Common Share from Discontinued Operations
Basic and diluted	$ 0.00	$ (0.17)	$ (0.17)

During the three month period ended September 30, 2008, we had a net loss from continuing operations of $163,835, compared to no income or loss from continuing operations during the three months ended September 30, 2007.  This is due to $100,000 of revenue related to design work for another company for the three months ended September 30, 2008, and various operating expenses relating to continuing operations.  Since all operations relating to the three month period ended September 30, 2007 were ceased during the prior year, all items are considered discontinued.

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

7

In July 2000, we received a $900,000 Small Business Administration loan with Comerica Bank participation.  The interest rate per annum is 2% over prime, and the loan is scheduled to be paid over an 18 year period.  As of September 30, 2008, we were ninety days behind in our payments.

In the past, Mr. Lee Kasper, a director and stockholder of the company advanced funds to the Company as follows:

A.

Various advances, which accrue interest at the rate of 10% per annum and are due on demand.  At September 30, 2008, we owed Mr. Kasper $214,262 from these borrowings.

B.

On August 1, 2005, Mr. Kasper advanced funds to produce live music concerts, in the amount of $350,000.  The interest rate on the loan is 8% per annum, and the loan is scheduled to be repaid over a 36 month period.

C.

In May of 2006, Mr. Kasper advanced the amount of $22,000.  There is no interest on the loan, and the loan was due in December 2007.

Each of these transactions is subject to review and scrutiny in connection with counter-claims and cross claims in the lawsuit initiated by Mr. Kasper and independent claims that the Company may choose to litigate in separate actions.

On July 27, 2005, we borrowed $100,000 from Noel Gimbel, a related individual.  The interest rate on the loan is 10% per annum and the loan was due in full on June 15, 2006.  We used these funds to produce live music concerts.  Mr. Gimbel instituted legal action against the Company and Mr. Kasper to recover the amount of his loan and obtained a default judgment.  The default judgment against the Company was subsequently set aside.  The default judgment against Mr. Kasper was not set aside.  An agreement was reached with Mr. Gimbel and the loan has been paid off by the Company as of September 30, 2008.

During 2006, we received from Kickarock Productions, Inc. loans in the amount of $42,175.  The interest rate on the loans is 7% per annum, and the loan was due in December 2007.  The loan was subsequently settled for $25,000, which payment was made by the Company on April 15, 2008.

Sources And Uses Of Cash

Summarized in the table below is information derived from our statements of cash flow comparing the nine months ended September 30, 2008 with the nine months ended September 30, 2007:

	Nine Months Ended
	September 30, 2008	September 30, 2007
Net Cash Provided (Used) By
Operating Activities	$ (325,925)	$ 14,078
Investing Activities	(7,082)	-
Financing Activities	651,885	(20,834)
Net Increase (Decrease) in Cash	$ 318,878	$ (6,756)

Operating Activities

During the nine months ended September 30, 2008, our net loss from continuing operations was $94,941.  This includes non-cash items of depreciation in the amount of $11,199, the issuance of stock for a legal settlement of $30,925, and the cancellation of debt in the amount of $71,813.  Cash was used by operations by the increase of accounts receivable of $100,000, other receivables to a related party in the amount of $24,687, prepaid expenses of $10,941, security deposits of $995, the decrease in accounts payable of $61,927, and the decrease in accrued expenses of $29,291.

During the nine months ended September 30, 2007, our net income from discontinued operations was $293,261.  This included non-cash items of depreciation in the amount of $14,481, the issuance of common stock for services, consulting fees and other expenses of $45,038, cancellation of debt of $481,979 and non-cash rent and utilities expense of $27,000.  Cash was provided from operations by the decrease of prepaid expenses of $34,533 and the increase in accounts payable of $156,578.  This is offset by cash used from operations due to the decrease in accrued liabilities of $68,834.

Investing Activities

During the nine months ended September 30, 2008, the Company purchased $7,082 of property and equipment.

There were no acquisitions of property and equipment for the nine months ended September 30, 2007.

Financing Activities

Financing activities for the nine months ended September 30, 2008 provided net cash of $651,855.  We sold common stock for cash in the amount of $988,061, which was offset by the repayment of notes payable to a non-related party in the amount of $208,370 and a note payable to a related party in the amount of $127,806.

Financing activities for the nine months ended September 30, 2007 used net cash of $20,834.  We had cash provided due to a bank overdraft in the amount of $16,850, and proceeds from notes payable, other of $28,000.  We repaid notes payable, other and notes payable to related parties in the amounts of $427 and $65,257, respectively.

Commitments For Capital Expenditures

At September 30, 2008, we had no commitments for capital expenditures.

Going Concern

The financial statements included in this report are presented on the basis that the Company is a “going concern.”  Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time.  Our auditors have indicated that the following factors raise substantial doubt as to our ability to continue as a going concern:

•

we have an accumulated a deficit of $8,387,448 since inception;

•

we have a working capital deficit of $1,238,790;

•

we continue to incur operating losses; and

•

we are delinquent in our payments on the SBA Comerica loan.

We believe that the following will help to eliminate this qualification:

•

Obtain investors to fund the working capital needs of the company;

•

Reduce operating expenses; and

•

We are negotiating the payment of old outstanding payables.

Past Due Accounts Payable

Approximately $640,000 of accounts payable are over 90 days old and could hamper our acquisition of inventory in future periods.

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

As of September 30, 2008 we had available $319,325 of cash on hand and $1,238,790 of a working capital deficit.  Cash generated by our current operations is not sufficient to continue our business for the next twelve months.  We will need additional financing during the next 12 months to pay our costs and expenses, if they stay at current levels.  To the extent it becomes necessary to raise additional cash in the future, we will seek to raise it through the public or private sale of debt or equity securities, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing.  We may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities.  We cannot provide any assurances that we will be able to secure the additional cash or working capital we may require to expand our business and exploit the Company’s products and services.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interlink-US-Network, Ltd. is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this Item.

ITEM 4T. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Interlink-US-Network, Ltd. is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this item.  However, the Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of1934 Rules 13a-15(e) and 15d-15(e)) as of end of the period covered by this Report on Form 10-Q (the "Evaluation Date"), has concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information the Company is required to disclose in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

In February of 2008, Mr. Lee Kasper filed suit against the Company, directors of the Company, and Jump Communications.  Management believes that the suit is unwarranted and plans to defend itself to the fullest extent.  No adjustments have been made to the financial statements at September 30, 2008 for this contingency.

In March of 2008, Sony ATV filed suit against the Company, its former President and Director Lee Kasper and unrelated third parties claiming copyright violations in connection with the Company’s karaoke business, which was discontinued during the previous years.  Management believes that the Company did not engage in the conduct complained of and plans to defend itself to the fullest extent.  No adjustments have been made to the financial statements at September 30, 2008 for this contingency.

In March of 2008, Jeff Flammang, a former consultant to the Company, served the Company with a Demand for Arbitration claiming he is owed payment for consulting services provided to the Company and is also seeking payment of a finder’s fee for the asset purchase transaction with Jump Communications.  Management believes that the suit is unwarranted and plans to defend itself to the fullest extent.  No adjustments have been made to the financial statements at September 30, 2008 for this contingency.

ITEM 1A.  RISK FACTORS

Interlink-US-Network, Ltd. is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND THE COMPANY USE OF PROCEEDS

During the nine months ended September 30, 2008, the Company issued the following shares of common stock:

The Company sold 187,200 shares of common stock for $988,061.  Included in these sales are finder’s fees relating to the sale in the amount of $63,570.

The Company also issued 3,126 shares in satisfaction of a legal settlement in the amount of $30,925.

In July 2008, Jump Communications exercised its rights to convert a portion of its shares of Series A convertible Preferred Stock to our Common Stock.  Jump Communications converted 6,047 shares of Series A Convertible Preferred Stock into 5,037,626 shares of Common Stock, which it subsequently distributed to its shareholders.

During the nine months ended September 30, 2007, the Company issued the following shares of common stock:

On January 10, 2007, 33,333 shares of common stock, with an aggregate fair value of $24,000 were issued to an officer of the Company for past services provided.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

The Company filed the following one report on Form 8-K subsequent to the quarter covered by this report:

*	On October 10, 2008, to report the name change of the Company.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit
31.1*	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2*	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herein

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 11, 2008	INTERLINK-US-NETWORK, LTD.

By: /s/ Richard M. Greenberg
President, Chief Financial
Officer and Duly Authorized
Officer (Principal accounting
and financial officer)