Form 10-K
period 2008-12-31
INTERLINK-US-NETWORK, LTD.
filed 2009-03-31
CIK 1144347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934
For the fiscal year ended: December 31, 2008

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES [   ] NO[X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

YES [ X ] NO[  ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

Indicate by check mark if disclosure of  delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. YES [   ] NO[X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller-reporting company. Large accelerated filer [   ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [ X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [   ] NO[X]

State the aggregate market value of the issuer's voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price of such common equity as of March 31, 2009, was approximately $6,117,751.

As of March 31, 2009 the issuer had 6,057,913 shares of common stock, no par value per share outstanding ("Common Stock").

NUTECH DIGITAL, INC.

FORM 10-K

PART I

Item 1.  Business.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K (THIS "FORM 10 K"), INCLUDING STATEMENTS UNDER "ITEM 1. DESCRIPTION OF BUSINESS," AND "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS", CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF NUTECH DIGITAL, INC ("NUTECH", "THE COMPANY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-KB, UNLESS ANOTHER DATE IS STATED, ARE TO DECEMBER 31, 2006.

BUSINESS HISTORY

NuTech Digital, Inc. was founded in 1997 for the purpose of licensing and distributing films. In 1999, NuTech Digital, Inc. acquired the assets of NuTech Entertainment, Inc., an entity engaged in the karaoke business. NuTech Entertainment, Inc. ceased doing business in 1999 and was dissolved in 2001.

On August 22, 2007, the Company entered into an Asset Purchase Agreement with Jump Communications, Inc.  Since then, we began marketing and selling our exclusive line of devices and services for the distribution of entertainment video, 2WayTV (videophone) and internet access, including the SDI-2 wireless video distribution point for surveillance, remote date, and for the distribution of entertaining video including HD.  This service is being integrated into the new line of equipment as well.  It utilizes existing servers that provide on-line purchasing interfaces with major credit card services and real time delivery of video.

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

Asset Purchase Agreement and License Agreement with Jump

On August 22, 2007 the Company closed its Asset Purchase Agreement (the “Agreement”) with Jump Communications, Inc. (“Jump”), a related entity, acquiring telco standards telephone switching equipment and data transmission equipment from Jump.  The acquired assets are independently valued at approximately $700,909. In connection with the Agreement, the Company and Jump also entered into a License Agreement, according to which Jump provided the Company an exclusive license to use certain Jump technology, know-how and proprietary intellectual property in the United States.

In consideration for the equipment, Jump was issued 23,800 shares of Series A Convertible Preferred Stock.  Of those preferred shares, 6,047 have been converted to 5,037,626 shares of common stock.  The remaining 17,753 shares, on a fully diluted basis, are equal to 71.81% of the Company’s outstanding shares as of December 31, 2008.  The Preferred Stock issued to Jump carries voting and conversion rights equivalent to 833.33 shares of common stock to one of the preferred stock, or 14,794,107 shares of common stock.

Contemporaneously with the issuance of the Preferred Stock, the Board of Directors of Jump authorized the distribution of the Preferred Stock to its shareholders as a partial redemption of their Jump stock, in accordance with their pro-rata interests in Jump.  This transaction has been recorded in the capital account of each Jump shareholder retroactive to the closing of the Agreement.

Subsequent to the closing of the Agreement, the Company’s office were changed to 10390 Wilshire Boulevard, Los Angeles, CA  90024, with the former office abandoned without further liability to the Company.  Additionally, the controlling shareholders of Jump, A. Frederick Greenberg, was appointed Chairman and Chief Executive Officer.  At the same time, Mr. Greenberg’s brother, Richard M. Greenberg, was appointed President and Secretary/Treasurer.

The terms of the Agreement were previously reported in the Company’s report on Form 8-K filed on August 2, 2007.  Some disclosures were corrected as a result of changed objectives during the course of closing the Agreement and the filing of December 31, 2007’s Form 10-K on April 1, 2008.  As a result, the contemplated subsidiary operations of Jump Operating Company (“JOC”), NuTech Acquisition Corp. (“NAC”), and NAC Operating Company (“NAC OC”) (collectively, the “Subsidiary Operations”) have been discontinued, and the agreements with Mr. Lee Kasper have been terminated with respect to certain of these proposed Subsidiary Operations.  All activities and operations contemplated by the Subsidiary Operations are consolidated under the Company.  In the time subsequent to the closing of the Agreement, the Company has moved solely to the business of marketing and selling the services and products enabled by the Agreement, with the former operations of the Company becoming inactive.  The Company has no plans to dispose of pre-transaction revenue producing assets or to defer what passive revenue may occur as a result of past market exposure to those assets; however, the Company will not actively promote the sale of those assets or exploit (if any) revenue opportunities that may result from an awareness of those assets by third parties.  As a result of these changes, the description of the Company’s business history, business focus and material agreements have changed.

Products and Services Offered by the Company

The products and networking technology licensed to or acquired by the Company enable the Company to market and deliver to a broad range of vertical markets a variety of telecommunication and data services in the form of broadcast quality, bi-directional videophones; unlimited television and internet channels (including video on demand, high definition [1080P HD], and super high definition resolutions; voice over internet protocol (VoIP); and internet access.

All of these services are available through a single, inexpensive, user friendly, set top box (“STB”) to be manufactured by the Company under its license.  The STB has been named the “FRED.”  The Company will manufacture and sell the FRED in a variety of configurations and price points suitable for the full range of today’s markets, including corporate, government, small business and the consumer. The FRED is a gateway to virtually all currently available communications, entertainment and data services over wired or wireless links (including Digital Subscriber Lines [DSL], cable modem, and private or public networking infrastructure).

The FRED works seamlessly with all network infrastructures and protocols to provide comprehensive services, simplifying operations, and reducing the costs for users.  In addition to viewing an unlimited number of entertainment channels, accessing the public internet, and connecting via VoIP, users can hear and see each other in real time on their TV sets or PC’s with the same quality that TV programming comes to them, using the low cost FRED and inexpensive broadband connectivity.  In providing this simple, inexpensive, bi-directional broadcast quality video, the Company distinguishes its product and service offerings from all others.  The Company’s service offering further differentiates itself from competitive offerings by empowering each end point on a network to be a video broadcast origination point.

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

The Company believes that focusing on its newly licensed products and technology will enable the Company to become a supplier of multi-media products and technology using an integrated, cohesive delivery platform across a broad range of market applications and client sets.

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

In connection with the transaction as of the date of closing of the Agreement, two (2) of the Company’s three (3) Directors resigned and the vacancies filled with two (2) directors appointed by Jump, and Lee Kasper, the Company’s former Chief Executive Officer and Director continuing as the third Director.  On November 6, 2007, Lee Kasper was removed as a director of the Company and terminated for cause from all offices held by him in the Company and its subsidiaries by written consent of a majority of the Company’s shareholders.  This consent was ratified by the remaining directors of the Company.  The Company determined that while Mr. Kasper was President and a director of the Company, Mr. Kasper operated several off-shore entities through which he did business.  In addition, he distributed Company shares to these entities.  Mr. Kasper did not disclose his ownership or dealings with these off-shore entities and did not file the requisite disclosure reports.  A copy of the 8K filing was forwarded to Mr. Kasper for response, and we have received no reply as of the date of this filing.

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

Employees

As of December 31, 2008, we had no employee who work for us on a full-time basis.

Item 1A.  Risk Factors

As a smaller reporting company, we are not required to provide the information required by this item.

Item 1B.  Unresolved staff comments.

As a smaller reporting company, we are not required to provide the information required by this item.  However, there are no unresolved staff comments as of the year ended December 31, 2008 or subsequently.

Item 2.  Properties.

On May 1, 2001, the Company leased its office and warehouse facilities in Los Angeles for five years and three months.  The base rental was $7,800 per month plus operating costs with cost of living adjustments in May of each year.  The lease terminated on July 31, 2006.

At the end of the lease, the Company relocated to the home of an officer of the Company.  From August 1, 2006 through September 30, 2007, the Company was being charged $2,000 per month for the use of this location.

On October 1, 2007, the Company entered into a thirty-six month lease with Jump Communications, Inc. for office and warehouse space in Los Angeles. The base rental is $10,000 per month, plus operating costs.  The lease terminates on September 30, 2010.

On October 1, 2007, the Company entered into a twelve month lease with Jump Communications, Inc. for office space in New York, N.Y. The base rental is $3,100 per month, plus operating costs.  The lease was renewed on September 30, 2008.

Item 3.  Legal Proceedings.

In February of 2008, Mr. Lee Kasper filed suit against the Company, directors of the Company, and Jump Communications.  Management feels that the suit is unwarranted and plans to defend itself to the fullest extent.  No adjustments have been made to the financial statements at December 31, 2008 for this contingency.

In March of 2008, Sony ATV filed suit against the Company, its former President and Director Lee Kasper and unrelated third parties claiming copyright violations in connection with the publication and distribution of Sony’s copyrighted products.  Management feels that the Company did not engage in the conduct complained of and plans to defend itself to the fullest extent.  No adjustments have been made to the financial statements at December 31, 2008 for this contingency.

Item 4.  Submission of Matter to a Vote of Security Holders.

None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

Quarter Ended	High	Low

December 31, 2008	$6.00	$1.01
September 30, 2008	$11.5	$4.05
June 30, 2008	$19.50	$4.199
March 31, 2008	$8.638	$0.48

December 31, 2007	$0.022	$0.005
September 31, 2007	$0.071	$0.016
June 30, 2007	$0.020	$0.016
March 31, 2007	$0.021	$0.016

There were approximately 90 holders of record of the Common Stock as of March 31, 2009. The Company has never paid a cash dividend on its Common Stock and does not anticipate the payment of a cash dividend in the foreseeable future. The Company intends to reinvest in its business operations any funds that could be used to pay a cash dividend. The Company's Common Stock is considered a "penny stock" as defined in the Commission's rules promulgated under the Exchange Act. In general, a security which is not quoted on NASDAQ or has a market price of less than $5.00 per share where the issuer does not have in excess of $2,000,000 in net tangible assets (none of which conditions the Company meets) is considered a penny stock. The Commission's rules regarding penny stocks impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally persons with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the rules, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Thus, the Rules affect the ability of broker-dealers to sell the Company's shares should they wish to do so because of the adverse effect that the Rules have upon liquidity of penny stocks. Unless the transaction is exempt under the Rules, under the Securities Enforcement Remedies and Penny Stock Reform Act of 1990, broker-dealers effecting customer transactions in penny stocks are required to provide their customers with (i) a risk disclosure document; (ii) disclosure of current bid and ask quotations if any; (iii) disclosure of the compensation of the broker-dealer and its sales personnel in the transaction; and (iv) monthly account statements showing the market value of each penny stock held in the customer's account. As a result of the penny stock rules the market liquidity for the Company's securities may be severely adversely affected by limiting the ability of broker-dealers to sell the Company's securities and the ability of purchasers of the securities to resell them.

RECENT SALES OF UNREGISTERED SECURITIES

None.

Item 6.  Selected Financial Data

As a smaller reporting company, we are not required to provide the information required by this item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements.  Forward-looking statements involve risks and uncertainties that could and in all likelihood will cause actual results to differ materially.  Factors that might cause or contribute to such differences include, but are not limited to, whether the Company can obtain financing as and when needed, competitive pressures, changes in consumer tastes away from the type of products the Company offers, changes in the economy that would leave less disposable income to be allocated to entertainment, the loss of any member of the Company’s management team and other factors over which the Company has no control.  When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are generally intended to identify forward-looking statements.  You should not place undue reliance on these forward-looking statements, which reflect the opinion of the Company’s management as of the date of this Annual Report.  The Company undertakes no obligation to publicly release any revisions to the forward-looking statements after the date of this document.  You should carefully review the documents the Company files from time to time with the Securities and Exchange Commission.  Throughout the Annual Report, the terms, the “Company,” “Interlink,” and words of similar meaning refer to Interlink-US-Network, Ltd., formerly known as NuTech Digital, Inc.

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

Asset Purchase Agreement and License Agreement with Jump

On August 22, 2007 the Company closed its Asset Purchase Agreement (the “Agreement”) with Jump Communications, Inc. (“Jump”), a related entity, acquiring telco standards telephone switching equipment and data transmission equipment from Jump.  Also, in connection with the Jump transaction, the Company and Jump entered into a License Agreement, whereby Jump provided the Company an exclusive license to use certain Jump technology, know-how and proprietary intellectual property in the United States.  The acquired assets are independently valued at approximately $700,909.

In consideration for the equipment, Jump was issued 23,800 shares of Series A Convertible Preferred Stock.  Out of those shares, 6,047 have been converted to 5,037,626 shares of common stock.  The remaining 17,753 shares, on a fully diluted basis, are equal to 71.81% of the Company’s outstanding shares as of December 31, 2008.  The Preferred Stock issued to Jump carries voting and conversion rights equivalent to 833.33 shares of common stock to one of the preferred stock, or 14,794,107 shares of common stock.

Contemporaneously with the issuance of the Preferred Stock, the Board of Directors of Jump authorized the distribution of the Preferred Stock to its shareholders as a partial redemption of their Jump stock, in accordance with their pro-rata interests in Jump.  This transaction has been recorded in the capital account of each Jump shareholder retroactive to the closing of the Transaction.

In connection with the transaction, the Company’s office has been changed to 10390 Wilshire Boulevard, Los Angeles, CA  90024, with the former office abandoned without further liability to the Company.  Additionally, the controlling shareholders of Jump, A. Frederick Greenberg, was appointed Chairman and Chief Executive Officer.  At the same time, Mr. Greenberg’s brother, Richard M. Greenberg, was appointed President and Secretary/Treasurer.

The terms of the Agreement were previously reported in the Company’s report on Form 8-K filed on August 2, 2007.  Some disclosures were corrected as a result of changed objectives during the course of closing the transaction and the filing of December 31, 2007’s Form 10-K on April 1, 2008.  As a result, the contemplated subsidiary operations of Jump Operating Company (“JOC”), NuTech Acquisition Corp. (“NAC”), and NAC Operating Company (“NAC OC”) (collectively, the “Subsidiary Operations”) have been discontinued, and the agreements with Mr. Lee Kasper have been terminated with respect to certain of these proposed Subsidiary Operations.  All activities and operations contemplated by the Subsidiary Operations will be consolidated under the Company.  In periods subsequent to the closing of the Agreement, the Company has moved solely to the business of marketing and selling the services and products enabled by the Agreement, with the former operations of the Company becoming inactive.  The Company has no plans to dispose of pre-transaction revenue producing assets or to defer what passive revenue may occur as a result of past market exposure to those assets; however, the Company will not actively promote the sale of those assets or exploit (if any) revenue opportunities that may result from an awareness of those assets by third parties.  As a result of these changes, the description of the Company’s business history, business focus and material agreements have changed.

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

Pending Litigation

In February of 2008, Mr. Lee Kasper filed suit against the Company, directors of the Company, and Jump Communications.  Management feels that the suit is unwarranted and plans to defend itself to the fullest extent.  No adjustments have been made to the financial statements at December 31, 2008 for this contingency.

In March of 2008, Sony ATV filed suit against the Company, its former President and Director Lee Kasper and unrelated third parties claiming copyright violations in connection with the Company’s karaoke business, which was discontinued during the previous years.  Management feels that the Company did not engage in the conduct complained of and plans to defend itself to the fullest extent.  No adjustments have been made to the financial statements at December 31, 2008 for this contingency.

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

Results of Operations

Selected Statement Of Operations Data

Comparison of Year End Periods.  Summarized in the table below is statement of operations data comparing the year ended December 31, 2008 with the year ended December 31, 2007:

	Year Ended		Increase/(Decrease)
	December 31, 2008	December 31, 2007

Net (Loss) from Continuing Operations	$ (597,266)	$ (81,809)	$ 515,457
Net Income From Discontinued Operations	-	1,083,016	(1,083,016)
Net Income	$ (597,266)	$ 1,001,207	$ (1,598,473)
Net Income Per Common Share from Continuing Operations
Basic and Diluted	$ (0.21)	$ (0.14)	$ 0.07
Net Income Per Common Share from Discontinued Operations
Basic	$ 0.00	$ 1.90	$ (1.90)
Diluted	N/A	$ 0.28	N/A

During the year ended December 31, 2008, we had a net loss from continuing operations of $597,266, compared to a net loss from continuing operations during the year ended December 31, 2007 of $81,809.  During the year ended December 31, 2008, we entered into a license agreement with another company, which provided revenue of $1,000,000, which was offset by commissions relating to the license agreement in the amount of $460,000, as well as operating expenses, including $243,973 of research and development expenses.  In addition, we are still developing the Fred and have not incurred any revenue for this product.  Since all operations from the prior year were ceased as of September 30, 2007, there was only a minimal loss due to normal operating expenses for the year ended December 31, 2007.

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

In the past, Mr. Lee Kasper, a director and stockholder of the company advanced funds to the Company as follows:

A.

On August 1, 2005, Mr. Kasper advanced funds to produce live music concerts, in the amount of $350,000.  The interest rate on the loan is 8% per annum, and the loan was scheduled to be repaid over a 36 month period.

B.

In May of 2006, Mr. Kasper advanced the amount of $22,000.  There is no interest on the loan, and the loan was due in December 2007.

Each of these transactions is subject to review and scrutiny in connection with counter-claims and cross claims in the lawsuit initiated by Mr. Kasper and independent claims that the Company may choose to litigate in separate actions.

On July 27, 2005, we borrowed $100,000 from Noel Gimbel, a related individual.  The interest rate on the loan is 10% per annum and the loan was due in full on June 15, 2006.  We used these funds to produce live music concerts.  Mr. Gimbel instituted legal action against the Company and Mr. Kasper to recover the amount of his loan and obtained a default judgment.  The default judgment against the Company was subsequently set aside.  The default judgment against Mr. Kasper was not set aside.  An agreement was reached with Mr. Gimbel and the loan has been paid off by the Company as of December 31, 2008.

During 2006, we received from Kickarock Productions, Inc. loans in the amount of $42,175.  The interest rate on the loans is 7% per annum, and the loan was due in December 2007.  The loan was subsequently settled for $25,000, which payment was made by the Company on April 15, 2008.

On December 26, 2008, we received a loan from Jump Communications in the amount of $100,000.  No due date has been established and the loan is unsecured.

Sources And Uses Of Cash

Summarized in the table below is information derived from our statements of cash flow comparing the year ended December 31, 2008 with the year ended December 31, 2007:

Year Ended
	December 31, 2008	December 31, 2007
Net Cash Provided (Used) By
Operating Activities	$ (652,394)	$ (119,577)
Investing Activities	(7,082)	(20,846)
Financing Activities	743,885	133,769

Net Increase (Decrease) in Cash	$ 84,409	$ (6,654)

Operating Activities

During the year ended December 31, 2008, our net loss from continuing operations was $597,266.  This includes non-cash items of depreciation in the amount of $14,921, the issuance of stock for a legal settlement of $30,925, and the cancellation of debt in the amount of $71,813.  Cash was used by operations by the increase of prepaid expenses of $11,510, security deposits of $11,995, and the decrease in accounts payable of $3,056 and accrued expenses of $2,600.

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

Investing Activities

During the years ended December 31, 2008 and 2007, the Company purchased $7,082 and $20,846 of property and equipment, respectively.

Financing Activities

Financing activities for the year ended December 31, 2008 provided net cash of $743,885.  We sold common stock for cash in the amount of $988,061, and had proceeds of a loan from a related party of $100,000, which were offset by the repayment of notes payable to a non-related party in the amount of $208,370 and a note payable to a related party in the amount of $135,806.

Financing activities for the year ended December 31, 2007 provided net cash of $133,769.  We repaid a bank overdraft in the amount of $8,277, and made principal payments on our notes payable to unrelated parties and our notes payable to related parties in the amounts of $1,068 and $75,257, respectively.  This was offset by proceeds from our notes payable to related parties of $218,371.

Commitments For Capital Expenditures

At December 31, 2008, we had no commitments for capital expenditures.

Going Concern

The financial statements included in this report are presented on the basis that the Company is a “going concern.”  Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time.  Our auditors have indicated that the following factors raise substantial doubt as to our ability to continue as a going concern:

•

we have an accumulated a deficit of $8,889,774 since inception;

•

we have a working capital deficit of $1,747,740; and

•

we continue to incur operating losses;

We believe that the following will help to eliminate this qualification:

•

Develop its newly licensed products and technology;

•

Obtain investors to fund the working capital needs of the company;

•

Reduce operating expenses; and

•

We are negotiating the payment of old outstanding payables.

Past Due Accounts Payable

Approximately $661,000 of accounts payable are over 90 days old.

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

As of December 31, 2008 we had available $84,856 of cash on hand and $1,747,740 of a working capital deficit.  Cash generated by our current operations is not sufficient to continue our business for the next twelve months.  We will need additional financing during the next 12 months to pay our costs and expenses, if they stay at current levels.  To the extent it becomes necessary to raise additional cash in the future, we will seek to raise it through the public or private sale of debt or equity securities, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing.  We may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities.  We cannot provide any assurances that we will be able to secure the additional cash or working capital we may require to expand our business and exploit the Company’s products and services.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this item.

Item 8.  Financial Statements.

The Financial Statements required by Item 310 of Regulation S-K are stated in U.S. dollars and are prepared in accordance with U.S. Generally Accepted Accounting Principles

To the Board of Directors and Stockholders

Interlink-US-Network, LTD

Los Angeles, California

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Interlink-US-Network, LTD (formerly Nutech Digital, Inc.) as of December 31, 2008 and 2007 and the related statements of income, stockholders’ equity, and cash flows for the years then ended.  Interlink’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  Our audits of the financial statements include examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interlink-US-Network, LTD (formerly Nutech Digital, Inc.) as of December 31, 2008 and 2007, and the results of its operations, stockholders’ equity, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Weaver & Martin, LLC

Kansas City, Missouri

March 31, 2009

INTERLINK-US-NETWORK, LTD.

(FORMERLY KNOWN AS NUTECH DIGITAL, INC.)

BALANCE SHEETS

DECEMBER 31, 2008 AND 2007

	2008	2007
ASSETS
CURRENT ASSETS
Cash in bank	$ 84,856	$ 447
Prepaid expenses	18,586	4,463
TOTAL CURRENT ASSETS	103,442	4,910
PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION	739,136	746,975
OTHER ASSETS
Security deposits	11,995	-
Prepaid expenses	1,307	3,920
TOTAL OTHER ASSETS	13,302	3,920
TOTAL ASSETS	$ 855,880	$ 755,805
LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$ 763,081	$ 787,018
Accrued liabilities	85,803	114,949
Loan payable, related party	100,000	-
Notes payable, related party	248,762	457,132
Notes payable, other, current portion	653,536	813,728
TOTAL CURRENT LIABILITIES	1,851,182	2,172,827

STOCKHOLDERS’ (DEFICIT)
Preferred stock, Series A
Authorized - 30,000 shares, $0.001 par value
Issued and outstanding 17,753 shares at December 31, 2008 and 23,800 at December 31, 2007	18	24
Additional paid in capital, preferred stock, series A	522,807	700,885
Common stock
Authorized 100,000,000 shares, no par value
Issued and outstanding – 5,807,180 shares at December 31, 2008 and 579,228 shares at December 31, 2007	7,371,647	6,174,577
Accumulated (deficit)	(8,889,774)	(8,292,508)
TOTAL STOCKHOLDERS’ (DEFICIT)	(995,302)	(1,417,022)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$ 855,880	$ 755,805

The accompanying notes are an integral part of these financial statements.

INTERLINK-US-NETWORK, LTD.

(FORMERLY KNOWN AS NUTECH DIGITAL, INC.)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
SALES
LICENSING – ENCORE JOINT VENTURES, L.P	$ 1,000,000	$ -
LICENSING – OTHER	21,408	-
TOTAL SALES	1,021,408

COST OF SALES	467,815	-
GROSS PROFIT	553,593	-

OPERATING EXPENSES
CONSULTING FEES	68,801	-
RESEARCH AND DEVELOPMENT	243,973	-
LEGAL EXPENSES	148,938	-
RENT EXPENSES	173,699	-
GENERAL AND ADMINISTRATIVE EXPENSES	514,277	81,809
TOTAL EXPENSES	1,149,688	81,809
OPERATING (LOSS)	(596,095)	(81,809)
OTHER INCOME (EXPENSE)
Interest expense	(72,184)	-
Cancellation of debt	71,813	-
TOTAL OTHER INCOME (EXPENSE)	(371)	-
(LOSS) FROM CONTINUING OPERATIONS BEFORE CORPORATION INCOME TAXES	(596,466)	(81,809)
CORPORATION INCOME TAXES	800	-
(LOSS) FROM CONTINUING OPERATIONS	(597,266)	(81,809)
INCOME FROM DISCONTINUED OPERATIONS	-	1,083,016
NET INCOME (LOSS)	$ (597,266)	$ 1,001,207

The accompanying notes are an integral part of these financial statements.

INTERLINK-US-NETWORK, LTD

(FORMERLY KNOWN AS NUTECH DIGITAL, INC.)

STATEMENTS OF OPERATIONS (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
NET (LOSS) PER COMMON SHARE FROM CONTINUING OPERATIONS BASIC AND DILUTED	$ (0.21)	$ (0.14)
NET INCOME PER COMMON SHARE FROM DISCONTINUED OPERATIONS BASIC	$ -	$ 1.90
DILUTED	N/A	$ 0.28
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING BASIC	2,805,672	569,727
DILUTED	N/A	3,801,931

The accompanying notes are an integral part of these financial statements.

INTERLINK-US-NETWORK, LTD.

(FORMERLY KNOWN AS NUTECH DIGITAL, INC.)

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	Common	Stock		Preferred Stock
	Shares Issued	Amount Issued	Shares Issued	Amount Issued	Paid In Capital	Accumulated Deficit	Total

BALANCE, JANUARY 1, 2007	538,103	$ 6,108,539	-	$ -	$ -	$ (9,293,715)	$ (3,185,176)
ISSUANCE OF PREFERRED STOCK FOR:
EQUIPMENT	-	-	23,800	24	700,885	-	700,909
ISSUANCE OF COMMON STOCK FOR:
SERVICES UNDER 2003 CONSULTANT STOCK PLAN	7,792	21,000	-	-	-	-	21,000
SALARIES AND OTHER EXPENSES	33,333	45,038	-	-	-	-	45,038
NET INCOME FOR THE YEAR ENDED DECEMBER 31, 2007	-	-	-	-	-	1,001,207	1,001,207
BALANCE, DECEMBER 31, 2007	579,228	$ 6,174,577	23,800	$ 24	$ 700,885	$ (8,292,508)	$(1,417,022)

The accompanying notes are an integral part of these financial statements.

INTERLINK-US-NETWORK, LTD.

(FORMERLY KNOWN AS NUTECH DIGITAL, INC.)

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	Common	Stock		Preferred Stock
	Shares Issued	Amount Issued	Shares Issued	Amount Issued	Paid In Capital	Accumulated Deficit	Total

CONVERSION OF PREFERRED STOCK TO COMMON STOCK	5,037,626	$ 178,084	(6,047)	$ (6)	$ (178,078)	$ -	$ -
ISSUANCE OF COMMON STOCK FOR:
CASH	187,200	988,061	-	-	-	-	988,061
LEGAL SETTLEMENT	3,126	30,925	-	-	-	-	30,925
NET (LOSS) FOR THE YEAR ENDED DECEMBER 31, 2008	-	-	-	-	-	(597,266)	(597,266)
BALANCE, DECEMBER 31, 2008	5,807,180	$ 7,371,647	17,753	$ 18	$ 522,807	$ (8,889,774)	$ (995,302)

The accompanying notes are an integral part of these financial statements.

INTERLINK-US-NETWORK, LTD.

(FORMERLY KNOWN AS NUTECH DIGITAL, INC.)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) from continuing operations	$ (597,266)	$ (81,809)
Net income from discontinued operations	-	1,083,016
Adjustments to reconcile net income (loss) to net cash (used) by operating activities:
Depreciation	14,921	18,250
Issuance of common stock for services, consulting fees and other expenses	-	45,038
Issuance of common stock for legal settlement	30,925	-
Non-cash rent expense	-	21,000
Loss on disposal of fixed assets	-	7,757
Cancellation of debt	(71,813)	(1,343,360)
Changes in operating assets and liabilities:
Prepaid expenses	(11,510)	34,413
Security deposit	(11,995)	-
Accounts payable	(3,056)	181,053
Accrued liabilities	(2,600)	(84,935)

NET CASH (USED) BY OPERATING ACTIVITIES	(652,394)	(119,577)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(7,082)	(20,846)

NET CASH (USED) BY INVESTING ACTIVITIES	(7,082)	(20,846)
CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	-	(8,277)
Sale of common stock for cash	988,061	-
Proceeds from loan payable, related party	100,000	-
Proceeds from notes payable, related parties	-	218,371
Repayment of notes payable, other	(208,370)	(1,068)
Repayment of notes payable, related parties	(135,806)	(75,257)

NET CASH PROVIDED BY FINANCING ACTIVITIES	743,885	133,769

NET INCREASE (DECREASE) IN CASH	84,409	(6,654)
CASH BALANCE, AT BEGINNING OF YEAR	447	7,101

CASH BALANCE, AT END OF YEAR	$ 84,856	$ 447

The accompanying notes are an integral part of these financial statements.

INTERLINK-US-NETWORK, LTD.

(FORMERLY KNOWN AS NUTECH DIGITAL, INC.)

STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID DURING THE PERIOD FOR:
Interest	$ 83,191	$ 70,677
Taxes	$ 800	$ 800

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for prepaid expenses, services, consulting fees and other expenses	$ -	$ 45,038
Issuance of preferred stock for equipment	$ -	$ 700,909
Non-cash rent and expense	$ -	$ 21,000
Cancellation of debt	$ 71,813	$ 1,343,360
Issuance of common stock for legal settlement (3,126 shares)	$ 30,925	$ -

The accompanying notes are an integral part of these financial statements.

INTERLINK-US-NETWORK, LTD.

(FORMERLY KNOWN AS NUTECH DIGITAL, INC.)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

On August 22, 2007, Interlink-US-Network, Ltd. (formerly known as NuTech Digital, Inc.) changed its business operations to the marketing and sale of its exclusive line of devices and services for the distribution of entertainment video, 2WayTV (videophone) and internet access.  Among its hardware products is the SDI-2 wireless video distribution point for surveillance, remote data and entertainment video including 1080P High Definition Video.  Also among the Company’s hardware products is the FRED, a set top unit that enables all of the Company’s services in the home and at the office.  The Company continues to use its previously developed technology for the distribution of Video on Demand.  This service is being integrated into the new line of equipment as well, using existing servers that provide on-line purchasing interfaces with major credit card services and real time delivery of video.

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

A.

The Company has accumulated a deficit of $8,889,774 since inception.

B.

The Company has a working capital deficit of $1,747,740.

C.

The Company continues to incur operating losses.

Management’s plans to eliminate the going concern situation include, but are not limited to:

A.

Develop its newly licensed products and technology.

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

INTERLINK-US-NETWORK, LTD.

(FORMERLY KNOWN AS NUTECH DIGITAL, INC.)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Computer equipment	5 years
Computer software	3 years

The Company depreciates its property and equipment for financial reporting purposes using the straight-line method based upon the following useful lives of the assets:

The company also has data transmission equipment on hand that has not yet been placed in service, and therefore is not being depreciated at December 31, 2008.

Revenue Recognition

All income generated by our new line of business will be recorded on the accrual basis.

Licensing fees are recorded when the sales transaction occurs.

Disclosure About Fair Value of Financial Instruments

The Company has financial instruments, none of which are held for trading purposes.  The Company estimates that the fair value of all financial instruments at December 31, 2008 as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

INTERLINK-US-NETWORK, LTD.

(FORMERLY KNOWN AS NUTECH DIGITAL, INC.)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Long-Lived Assets

Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate.  The Company assesses the recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value.  The Company didn’t have any impairment losses in 2008 or 2007.

Research and Development

Research and development costs are expensed in the year incurred. For the years ended December 31, 2008 and 2007, there were research and development costs of $243,973 and $0, respectively.

Shipping and Handling Costs

The Company’s policy is to classify shipping and handling costs as part of cost of good sold in the statements of operations.

Reclassifications

Certain 2007 amounts have been reclassified to conform to 2008 presentations.

INTERLINK-US-NETWORK, LTD.

(FORMERLY KNOWN AS NUTECH DIGITAL, INC.)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

NOTE 2  PROPERTY AND EQUIPMENT

At December 31, 2008 and 2007, property and equipment and accumulated depreciation consist of:

	2008	2007
Data transmission equipment	$ 700,909	$ 700,909
Computer equipment	76,443	69,360
Computer software	51,239	51,239
	828,591	821,508
Less accumulated depreciation	89,455	74,533
	$ 739,136	$ 746,975

Depreciation expense for the years ended December 31, 2008 and 2007 was $14,921 and $18,250, respectively.  Our data transmission equipment is not in service at December 31, 2008 and 2007, and is therefore not being depreciated.

NOTE 3  ACCOUNTS PAYABLE

A summary of the accounts payable at December 31, 2008 and 2007 is as follows:

	2008	2007
Warner/Chapell Music	$ 313,500	$ 323,500
Other	449,581	463,518
	$ 763,081	$ 787,018

NOTE 4  INCOME TAXES

Provision for income taxes

The provision for income taxes for the years ended December 31, 2008 and 2007 represents primarily California franchise taxes and consists of the following:

	2008	2007
Current	$ 800	$ -
Deferred	$ -	$ -

Deferred Tax Components

	2008	2007
Net operating loss carryforwards	$ 198,535	$ 24,820
Less valuation allowance	198,535	24,820
Net deferred tax assets	$ -	$ -

Significant components of the Company’s deferred tax assets are as follows at December 31, 2008 and 2007:

INTERLINK-US-NETWORK, LTD.

(FORMERLY KNOWN AS NUTECH DIGITAL, INC.)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

NOTE 4  INCOME TAXES (CONTINUED)

	2008	2007
Summary of valuation allowance:
Balance, beginning of year	$ 24,820	$ 3,114,621
Change for the year	173,715	(3,089,801)
Balance, end of year	$ 198,535	$ 24,820

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

Net Operating Loss Carryforwards

The Company has the following net operating loss carryforwards:

Year of Loss	Expiration Date
December 31, 2004	December 31, 2024	741,152
December 31, 2005	December 31, 2025	3,625,948
December 31, 2006	December 31, 2026	3,530,610
December 31, 2007	N/A	-
December 31, 2008	December 31, 2028	597,266
		$ 8,494,976

On August 22, 2007, the Company sold 23,000 shares of Series A convertible preferred stock, which on a fully diluted basis is equal to 97.17% of the Company’s outstanding shares as of December 31, 2007.  As a result of this change of ownership, the company is only allowed to take 4.49% of the carryforwards for 2004 through 2006, and 100% of the carryforward for 2008.

INTERLINK-US-NETWORK, LTD.

(FORMERLY KNOWN AS NUTECH DIGITAL, INC.)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

NOTE 5   NOTES PAYABLE, RELATED PARTY

	Total	Current Portion

LEE KASPER (STOCKHOLDER OF THE COMPANY)

On August 1, 2005, Mr. Kasper loaned $350,000 to the

Company.  The terms of the loan are as follows:

1.  Interest – 8% per annum.

2.  Thirty-six monthly payments of principal and interest in the amount of $10,968.

3.  The Company is currently in litigation regarding this loan.

4.  Principal balance at December 31, 2008 is:

	$ 214,262	$ 214,262
LEE KASPER (STOCKHOLDER OF THE COMPANY) Mr. Kasper provided the Company with advances and debt payments as necessary. The Company is currently in litigation regarding this loan. The principal balance at December 31, 2008 is:	34,500	34,500
	$ 248,762	$ 248,762

Future minimum principal payments on the notes payable to others are as follows:

December 31, 2009	$ 248,762

The notes payable, related party are currently in litigation, and therefore not being paid off, and they are in default as of December 31, 2008.

NOTE 6  LOAN PAYABLE, RELATED PARTY

The Company received a $100,000 unsecured loan from a related party on December 26, 2008.

NOTE 7  NOTES PAYABLE, OTHER

Total	Current Portion

SMALL BUSINESS ADMINISTRATION AND COMERICA

BANK LOAN

On July 12, 2000, the Company received a $900,000 Small

Business Administration loan with Comerica Bank participation.

The loan requires monthly payments of $7,488, including interest at 2% over prime. The loan is secured by all assets of the Company.

The loan matures on July 14, 2018. Effective interest rate at

December 31, 2008 was 6.00%.

$ 653,536	$ 653,536
$ 653,536	$ 653,536

INTERLINK-US-NETWORK, LTD.

(FORMERLY KNOWN AS NUTECH DIGITAL, INC.)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

NOTE 7  NOTES PAYABLE, OTHER (CONTINUED)

Future minimum principal payments on the notes payable to others are as follows:

December 31, 2009	$ 89,856
December 31, 2010	89,856
December 31, 2011	89,856
December 31, 2012	89,856
Thereafter	294,112
Total	$ 653,536

Interest expense relating to all notes payable was $71,813 and $110,265 for the years ended December 31, 2008 and 2007.  Accrued interest on all notes payable as of December 31, 2008 was $14,674.

NOTE 8  PREFERRED STOCK

On August 22, 2007, 23,800 shares of Series A convertible preferred stock were issued to Jump Communications, Inc. in exchange for $700,909 of data transmission equipment.  The preferred stock is convertible into common at a rate of 1 share of preferred for 833.33 shares of common, therefore, the preferred stock was convertible into 19,833,333 shares of common stock as of December 31, 2007.

In July 2008, Jump Communications exercised its rights to convert a portion of its shares of Series A convertible Preferred Stock to our Common Stock.  Jump Communications converted 6,047 shares of Series A Convertible Preferred Stock into 5,039,147 shares of Common Stock.  The preferred stock is convertible into common stock at a rate of 1 share of preferred for 833.33 shares of common, therefore, the remaining preferred stock is convertible into 14,794,107 shares of common stock as of December 31, 2008.  Each share of preferred stock also carries the voting rights of 833.33 shares of common stock and has a par value of $0.001. As of December 31, 2008, there are 17,753 shares of Series A convertible preferred stock outstanding.

NOTE 9  COMMON STOCK

During the year ended December 31, 2007, the Company issued the following shares of common stock:

On January 10, 2007, 2,000,000 shares of common stock, with an aggregate fair value of $24,000 were issued to a stockholder of the Company for services provided to the Company.

On August 17, 2007, 467,500 shares of common stock, with an aggregate fair value of $21,038 were issued to a consultant for services provided to the Company.

On September 25, 2007, the shareholders approved and the board of directors authorized a reverse stock split on common stock at a rate of one-for-sixty and a name change for the Company to be done at the Company’s discretion at some time within the following twelve months.  This reverse stock split was implemented on May 12, 2008 and common stock was retroactively adjusted.  The following is a summary of the stock split:

	Before	After
	1 to 60	1 to 60
	Split	Split
Outstanding at September 25, 2007	34,753,680	579,228

During the year ended December 31, 2008, the Company issued the following shares of common stock:

The Company sold 187,200 shares of common stock for $988,061.  Included in these sales are finder’s fees relating to the sale in the amount of $63,570.

INTERLINK-US-NETWORK, LTD.

(FORMERLY KNOWN AS NUTECH DIGITAL, INC.)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

NOTE 9  COMMON STOCK (CONTINUED)

The Company also issued 3,126 shares in satisfaction of a legal settlement in the amount of $30,925.

In July 2008, Jump Communications exercised its rights to convert a portion of its shares of Series A convertible Preferred Stock to our Common Stock (See Note 8).

As of December 31, 2008 there are 5,807,180 shares of common stock outstanding.

NOTE 10  REAL ESTATE LEASES

On October 1, 2007, the Company entered into a thirty-six month lease with Jump Communications, Inc., a related entity, for office and warehouse space.  The base rental is $10,000 per month, plus operating costs.  The lease terminates on September 30, 2010.

On October 1, 2007, the Company entered into a twelve month lease with Jump Communications, Inc., a related entity, for office space.  The base rental is $3,100 per month, plus operating costs.  The lease term ended on September 30, 2008, and the Company now pays on a month to month basis.

Future minimum annual lease payments are:

	2008	2007
December 31, 2008	$ -	$ 147,900
December 31, 2009	120,000	120,000
December 31, 2010	90,000	90,000
	$ 210,000	$ 357,900

NOTE 11  CANCELLATION OF DEBT

The Company had a cancellation of debt in the amount of $71,813 during the year ended December 31, 2008.  This consisted of a forgiveness of accounts payable of $20,881, a forgiveness of accrued expenses of $26,546, and a partial forgiveness of a note payable to an unrelated party of $24,386, due to a legal settlement.

The Company had a cancellation of debt in the amount of $1,343,360 during the year ended December 31, 2007.  This consisted of old accounts payable of $84,880, general accounts payable of $705,550, a forgiveness of accrued vacation and payroll in the amount of $266,470, and the forgiveness of loans to both related and non-related parties in the amount of $286,460.

NOTE 12  STOCK OPTIONS AND WARRANTS

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

INTERLINK-US-NETWORK, LTD.

(FORMERLY KNOWN AS NUTECH DIGITAL, INC.)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

NOTE 12  STOCK OPTIONS AND WARRANTS (CONTINUED)

From time to time, the board of directors also authorizes the issuance of options and warrants for services or compensation outside the 2001 incentive plan.

There were no option or warrant issuances in 2007 or 2008.

During the year ended December 31, 2008, 160,251 warrants have been cancelled.  During the year ended December 31, 2007, 37,333 warrants issued in 2005 expired.

A summary of the option and warranty activity for the year ended December 31, 2007 follows:

	Shares Under Option	Weighted Average Exercise Price
Options outstanding at January 1, 2007	405,917	$ 24.60
Cancelled and expired	(37,333)	10.80
Options outstanding at December 31, 2007	368,584	$ 25.80

Information regarding stock options outstanding as of December 31, 2007 is as follows:

Price range	$ 0.60 - $ 45.00
Weighted average exercise price	$ 25.80
Weighted average remaining contractual life	5 years, 6 months

A summary of the option and warranty activity for the year ended December 31, 2008 follows:

	Shares Under Option	Weighted Average Exercise Price
Options outstanding at January 1, 2008	368,584	$ 25.80
Cancelled, expired or new issuances	(160,251)	0.73
Options outstanding at December 31, 2008	208,333	$ 45.00

Information regarding stock options outstanding as of December 31, 2008 is as follows:

Price range	$ 45.00
Weighted average exercise price	$ 45.00
Weighted average remaining contractual life	4 years, 6 months

INTERLINK-US-NETWORK, LTD.

(FORMERLY KNOWN AS NUTECH DIGITAL, INC.)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

NOTE 13  ASSET PURCHASE AGREEMENT

On August 22, 2007, the Company entered into an Asset Purchase Agreement with Jump Communications, Inc, a related entity. The Company acquired various data transmission equipment from Jump.   Also, in connection with the Jump transaction, the Company and Jump entered into a License Agreement, whereby Jump provides the Company an exclusive, non-terminable license to use the certain Jump technology, know-how and proprietary intellectual property in the United States.   Collectively, the acquired assets were independently valued at $700,909.

Jump was issued 23,800 shares of Series A Convertible Preferred Stock in consideration for the acquired assets.  The shares, on a fully diluted basis, is equal to 97.17% of the Company’s outstanding shares. The Preferred Stock issued to Jump carries voting and conversion rights equivalent to 833.33 shares of common stock to one of the preferred stock, or 19,833,254 shares of common stock.  (See Note 8).

NOTE 14  DISCONTINUED OPERATIONS

APB 30 requires that an entity restate prior year financial statements to disclose the results of subsequent discontinued operations. The prior business was discontinued on August 22, 2007. The following in formation is presented for the discontinued operations:

Operations discontinued – NuTech Digital, Inc. distributed general entertainment products, most of which were made available through digital versatile discs, commonly known as DVDs.

Discontinued date – August 22, 2007

Manner of disposal – withdrawal from industry

Remaining assets – none

Income for the ended December 31, 2007 - $1,083,016

	2008	2007
Net income from discontinued operations	$ -	$ 1,083,016

Weighted average number of common shares outstanding
Basic	2,805,672	569,727
Diluted	N/A	3,801,931

Net income per share
Basic	$ 0.00	$ 1.90
Diluted	$ N/A	$ 0.28

NOTE 15  EARNINGS PER SHARE

Earnings per common share is based on the weighted average number of common shares outstanding during the year.  All stock options and warrants have exercise prices in excess of the December 31, 2008 and 2007 market price of the stock so they were not considered in the dilutive earnings per share calculation.  For the year ended December 31, 2008, preferred stock was not considered in the earnings per share calculation because it was anti-dilutive.  Preferred stock was considered in the dilutive earnings per share calculation for the year ended December 31, 2007.

INTERLINK-US-NETWORK, LTD.

(FORMERLY KNOWN AS NUTECH DIGITAL, INC.)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

NOTE 16   PENDING LITIGATION

In February of 2008, Mr. Kasper filed suit against the Company, directors of the Company, and Jump Communications.  Management feels that the suit is unwarranted and plans to defend itself to the fullest extent.  No adjustments have been made to the financial statements at December 31, 2008 for this contingency.

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

NOTE 17   SUBSEQUENT EVENTS

In January of 2009, 301 shares of preferred stock were converted into 250,733 shares of common stock.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

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

Item 9A.  Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. In connection with the preparation of this Annual Report on Form 10-K, an evaluation was carried out by the Company’s management, with the participation of our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K (the "Evaluation Date").  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

During the evaluation of disclosure controls and procedures as of December 31, 2008 conducted during the preparation of our financial statements to be included in this annual Report on Form 10-K, no material weakness in internal control over financial reporting was identified.  The Company has concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Our management has concluded that, as of December 31, 2008, no material weakness existed in our financial statements.

(b) Changes in internal control over financial reporting. There were no changes in the Company's internal control over financial reporting during the fourth fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.  Other Information.

None.

Item 10.  Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

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

Code of Ethics

On February 13, 2004 our Board of Directors adopted a Code of Business Conduct and Ethics that applies to all of our officers, Directors and employees. We will provide to any person, upon request and without charge, a copy of our Code of Ethics. Requests should be in writing and addressed to Mr. Richard M. Greenberg, c/o Interlink-US-Network, Ltd., 10390 Wilshire Boulevard, Penthouse 20, Los Angeles, California 90024.

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

Employment Agreements

On September 1, 2005, the Company’s Board of Directors approved an Employment Agreement for Lee Kasper, as the Company’s President.  The term of the Employment Agreement is seven years.  After the initial term, unless either party gives 180 days notice to the other that it wishes to terminate the Employment Agreement, the term will be renewed for successive one year periods. The validity of Mr. Kasper’s Employment Agreement is currently in dispute.

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

Item 11.  Executive Compensation.

The following table sets forth information as to the compensation paid or accrued to our officers and Directors, for the years ended December 31, 2008, December 31, 2007 and December 31, 2006:

SUMMARY COMPENSATION TABLE

				Securities
				Underlying		All Other	Total
Name and Principal		Salary	Bonus	Options/	Stock	Compensation	Compensation
Position	Year	($)	($)	SARs(1)	Awards	($)	($)
A. Frederick Greenberg	2008	--	--	--	--	--	0
CEO, Director	2007	--	--	--	--	--	--
	2006	--	--	--	--	--	--

Richard M. Greenberg	2008	--	--	--	--	--	--
President, Secretary,	2007	--	--	--	--	--	--
Treasurer, Director	2006	--	--	--	--	--	--

Lee Kasper	2008	--	--	--	--	--	--
Former Director	2007	--	--	--	--	--	--
CEO, President, CFO	2006	$ 213,461 (1)	--	--	(2)	*	$ 213,461

Joseph Giarmo	2008	--	--	--	--	--	--
Former Director	2007	--	--	--	--	--	--
Vice President, Secretary	2006	$ 38,177 (3)	--	--	$ 7,500 (4)	--	$ 45,677

Yegia Eli Aramyan	2008	--	--	--	--	--	--
Former Director,	2007	--	--	--	--	--	--
Accountant	2006	$ 14,000 (5)	--	--	$ 7,500 (6)	--	$ 8,900

Jay S. Hergott	2008	--	--	--	--	--	--
Former Director	2007	--	--	--	--	--	--
	2006	$ 1,538 (7)	--	--	--	--	$ 1,538

(1) All but $1,000 of the amount Mr. Kasper was due in salary for the year ended December 31, 2006, was accrued. Additionally, $56,227 of Mr. Kasper’s salary for the year ended December 31, 2004 was accrued. As a result, the total amount of accrued salary owed to Mr. Kasper as of December 31, 2006, was approximately $268,688. This amount was forgiven by Mr. Kasper and so reported in the Company’s 10Qfor the period ending September 30, 2007

(2) Mr. Kasper was issued 2,000,000 shares of common stock in January 2007, in consideration for payroll accrued in 2006 and the fact that Mr. Kasper has not demanded repayment of any of his outstanding loans to the Company, which shares were valued at approximately $30,000. Because these shares were issued in consideration for accrued payroll, they have not been given any value in the table above.

 (3) All but $7,000 of the amount Mr. Giarmo was due in salary for the year ended December 31, 2006, was accrued. As a result, the total amount of accrued salary owed to Mr. Giarmo as of December 31, 2006 was $38,179. This amount was forgiven by Mr. Giarmo and so reported in the Company’s 10Q for the period ending September 30, 2007

(4) Represents the value of 500,000 shares of common stock issued to Mr. Giarmo on December 15, 2006, in consideration for services rendered during 2006.

 (5) All but $7,000 of the amount Mr. Aramyan was due in salary for the year ended December 31, 2006, was accrued. As a result, the total amount of accrued salary owed to Mr. Aramyan as of December 31, 2006 was $14,000. This amount was forgiven by Mr. Aramyan and so reported in the Company’s 10Q for the period ending September 30, 2007

(6) Represents the value of 500,000 shares of common stock issued to Mr. Aramyan on December 15, 2006, in consideration for services rendered during 2006.

(7) The entire amount of Mr. Hergott’s salary reported above for the year ended December 31, 2006, was accrued. As a result, the total amount of accrued salary owed to Mr. Hergott as of December 31, 2006 was $1,538.  This amount was forgiven by Mr. Hergott and so reported in the Company’s 10Q for the period ending September 30, 2007.

* Does not include approximately $2,000 per month which Mr. Kasper was paid by us for use of a portion of his home as an office for the Company in 2006 and 2007.

2009 Interlink-US-Network Equity Incentive Plan

The Board of Directors of the Company and the stockholders holding more than approximately 71.5% of the outstanding voting shares of the Company’s stock recently approved a resolution to enact the Interlink-US-Network, Ltd. 2009 Equity Incentive Plan (the “Plan”).  The Company currently employs a number of employees and consultants, but would like to provide additional compensation to these employees and consultants, as well as create an incentive for new employees and consultants which the Company intends to retain in the near future.  Therefore, the Company has decided to enact the Plan as a means to provide additional compensation to the Company's employees and consultants.  The Plan gives the Company the authority to grant and issue up to 2,000,000 shares of Common Stock to eligible employees and consultants.  The grants may come in the form of options to purchase Common Stock, restricted stock awards or registered stock awards, all in the discretion of the Company’s Board of Directors.  The Board of Directors believes that the Plan is in the best interests of both the Company and its stockholders to help the Company attract and maintain experienced and talented employees, while providing an incentive for them to perform at the peak of their abilities.   Currently, there are no shares, options or other grants or awards of shares of Common Stock issued and outstanding under the Plan.

Outstanding Options Held by Officers and Directors

As of December 31, 2008

As of December 31, 2008, any and all options previously granted under the 2001 NuTech Digital, Inc. Equity Incentive Plan either expired or were cancelled pursuant to terms of the Plan.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 30, 2009, information regarding the beneficial ownership of our common stock with respect to each of our executive officers, each of our Directors, each person known by us to own beneficially more than 5% of the common stock, and all of our Directors and executive officers as a group. Beneficial ownership is determined under the rules of the Securities and Exchange Commission and generally includes voting or investment power over securities. The term "executive officer" is defined as the Chief Executive Officer/President, Chief Financial Officer and the Vice-President. Each individual or entity named has sole investment and voting power with respect to the shares of common stock indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted.

Shares of common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of March 31, 2009, are considered outstanding and beneficially owned by the person holding the options or warrants for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Name and Address (1)	Number of Shares of Common Stock Beneficially Owned		Percentage of Ownership

A. Frederick Greenberg	14,538,249	(2)	70.6%	(3)
Chief Executive Officer and Director

Richard M. Greenberg	--		0%
President, Treasurer, Secretary and Director

All current Officers and Directors (2 Persons)	14,538,249	(2)	70.6%	(3)

(1) Unless otherwise indicated, the address of the persons named in this column is Interlink-US-Network, Ltd., 10390 Wilshire Boulevard, Penthouse 20, Los Angeles, California 90024.

(2) On August 2, 2007, Jump Communications, Inc. (“Jump”) entered into an Asset Purchase Agreement and a License Agreement with the Issuer pursuant to which Jump agreed to sell certain assets and license certain technology to the Issuer in exchange for 90% of the issued and outstanding stock of the Issuer.  On August 22, 2007, the transaction between the Issuer and Jump closed, with the Issuer issuing 23,800 shares of Series A Convertible Preferred Stock to Jump. Each share of Series A Convertible Preferred Stock is convertible into 833 shares of Common Stock, no par value per share, of the Issuer.  The conversion is at the sole discretion of the Preferred shareholder and may be exercised at any time and from time to time.  In addition, each share of Series A Convertible Preferred Stock is entitled 833 votes on each issue presented to the shareholders by the Issuer.  In addition, Jump owns 733 shares of Common Stock.  The Reporting Person holds 100% percent of the issued and outstanding stock of Jump.

(3) On a fully converted and diluted basis, these shares of Series A Convertible Preferred Stock would represent 70.6% of the issued and outstanding shares of Common Stock of the Issuer.

(4) Based on 6,057,913 shares of common stock outstanding assuming the exercise of all options held by the Company’s current and former officers and Directors, and the conversion of all outstanding shares of Series A Convertible Preferred Stock.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

In order to fund working capital requirements, we have from time to time borrowed money from persons who are executive officers, Directors and/or beneficial holders of 5% or more of our common stock, or their affiliates. Our unpaid principal indebtedness to these persons is set forth below.

In July 2000, Mr. Kasper provided both his personal residence and his personal guaranty as security for a loan in the amount of $900,000 that we borrowed through the Small Business Administration. The Company currently makes monthly payments of $7,488. This loan is described in greater detail above under “Liquidity and Capital Resources.”

On May 15, 2001, our Board of Directors adopted and our shareholders approved the NuTech Digital, Inc. 2001 Equity Incentive Plan (the "Equity Incentive Plan"). The Equity Incentive Plan has a term of 10 years and is administered by our Board of Directors. Pursuant to the Equity Incentive Plan, the Board of Directors may grant to eligible persons, which include employees, officers, Directors, consultants and agents, awards of options (which may be qualified or non-qualified) or common stock. 3,500,000 shares of our common stock were originally set aside for grants made under the Equity Incentive Plan. Pursuant to the terms of the Equity Incentive Plan, the number of shares available for issuance may be increased on the first day of each fiscal year by a number that will increase the total number of shares reserved to 30% of our issued and outstanding common stock. As of December 31, 2006, a total of 12,695,000 shares of the common stock included in the Equity Incentive Plan had been reserved for issuance for awards. Of this amount, all have since been cancelled or expired.

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

On June 18, 2004, Lee Kasper was granted an option to purchase 2,000,000 shares of common stock at a price of $0.385 per share, 110% of the fair market value on the date of grant. The term of the option is five years. Mr. Kasper had the right to purchase 1,000,000 shares if the Company earns at least $2,000,000 in any calendar quarter during the 2004 fiscal year. Mr. Kasper’s right to purchase an additional 500,000 shares would have vested if the Company earns at least $5,000,000 in revenues during the 2004 fiscal year. The right to purchase 500,000 shares would vest if the Company successfully produces at least two major music concerts during the 2004 fiscal year. A major music concert is defined as a concert having a production budget that is no less that $250,000. The Company has successfully produced two major music concerts during the 2004 fiscal year. As of December 31, 2004, the right to purchase 1,500,000 of those warrants had lapsed. No options remain as of December 31, 2008.

On June 18, 2004, our former Vice President and Director Joseph Giarmo was granted an option to purchase 300,000 shares of common stock at a price of $0.35 per share, the fair market value on the date of grant. The term of the option is ten years. The right to purchase 150,000 shares vested immediately, in recognition of Mr. Giarmo’s efforts in filming our first music concert. Mr. Giarmo was granted the right to purchase 50,000 shares if the Company earned at least $2,000,000 in any calendar quarter during the 2004 fiscal year. Mr. Giarmo’s right to purchase an additional 50,000 shares was to vest if the Company earned at least $5,000,000 in revenues during the 2004 fiscal year. The right to purchase 50,000 shares was to vest if the Company successfully produced at least two major music concerts during the 2004 fiscal year. A major music concert is defined as a concert having a production budget that is no less than $250,000. The Company successfully produced two major music concerts during the 2004 fiscal year. As of December 31, 2004, the right to purchase 100,000 of those warrants had lapsed. . No options remain as of December 31, 2008.

On June 18, 2004, our former Director Yegia Eli Aramyan was granted an option to purchase 100,000 shares of common stock at a price of $0.35 per share, the fair market value on the date of grant. The term of the option was ten years. The right to purchase 25,000 shares vest immediately, in recognition of Mr. Aramyan’s past service to the Company. The right to purchase the remaining 75,000 shares vests over a three year period, 25,000 shares per year, on the anniversary date of the date of grant.  No options remain as of December 31, 2008.

On September 1, 2004, our former Director Joseph Giarmo was granted an option to purchase 1,000,000 shares of common stock at a price of $0.26 per share, the fair market value on the date of grant. The term of the option was ten years. The right to purchase 500,000 shares vested on the date of grant while the right to purchase the remaining 500,000 shares vested on October 1, 2004. No options remain as of December 31, 2008.

On September 1, 2004, our former Director Jay Hergott was granted an option to purchase 40,000 shares of common stock at a price of $0.26 per share, the fair market value on the date of grant. The term of the option is ten years. The option vested immediately. No options remain as of December 31, 2008.

On March 17, 2005, the Company issued a warrant to acquire up to 3,000,000 shares of common stock at an exercise price of $0.14 to the Company’s former President, Lee Kasper. On April 26, 2005, the warrant was cancelled by mutual agreement of the Company and Mr. Kasper.  No options remain as of December 31, 2008.

On September 1, 2005, Lee Kasper was granted an option to purchase 6,000,000 shares of common stock at a price of $0.121 per share, 110% of the fair market value on the date of grant as an incentive to execute an Employment Agreement with the Company. The term of the option is five years. The option vested immediately. . No options remain as of December 31, 2008.

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

On October 1, 2007, the Company entered into a thirty-six month lease with Jump Communications, Inc. for office and warehouse space.  The base rental is $10,000 per month, plus operating costs.  The lease terminates on September 30, 2010.  Our Chief Executive Officer, A. Frederick Greenberg, is the principal shareholder and sole officer of Jump.

On October 1, 2007, the Company entered into a twelve month lease with Jump Communications, Inc. for office space in New York, N.Y. The base rental is $3,100 per month, plus operating costs.  The lease was renewed on September 30, 2008.

The Board of Directors of the Company and the stockholders holding more than approximately 71.5% of the outstanding voting shares of the Company’s stock recently approved a resolution to enact the Interlink-US-Network, Ltd. 2009 Equity Incentive Plan (the “Plan”).  The Company currently employs a number of employees and consultants, but would like to provide additional compensation to these employees and consultants, as well as create an incentive for new employees and consultants which the Company intends to retain in the near future.  Therefore, the Company has decided to enact the Plan as a means to provide additional compensation to the Company's employees and consultants.  The Plan gives the Company the authority to grant and issue up to 2,000,000 shares of Common Stock to eligible employees and consultants.  The grants may come in the form of options to purchase Common Stock, restricted stock awards or registered stock awards, all in the discretion of the Company’s Board of Directors.  The Board of Directors believes that the Plan is in the best interests of both the Company and its stockholders to help the Company attract and maintain experienced and talented employees, while providing an incentive for them to perform at the peak of their abilities.   Currently, there are no shares, options or other grants or awards of shares of Common Stock issued and outstanding under the Plan.

Item 14.  Principal Accountant Fees and Services.

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2008 and December 31, 2007 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

	December 31, 2008	December 31, 2007

(i) Audit Fees	$29,000	$27,500
(ii) Audit Related Fees	$0	$0
(iii) Tax Fees	$0	$0
(iv) All Other Fees	$0	$0

Item 15.  Exhibits.

(a) EXHIBITS:

No.	Description of Exhibit
3.1	Articles of Incorporation, as amended.(1)
3.2	Bylaws of Interlink-US-Network, Ltd.(1)
10.1	2001 NuTech Digital, Inc. Equity Incentive Plan, as amended August 13, 2003.(4)
10.2	Business Security Loan Agreement between NuTech Digital, Inc. and U.S. Bank N.A., dated as of March 20, 2002 including the Addendum and Amendment thereto. (1)
10.3	Letter of Intent between NuTech Digital, Inc. and Ritek Corp. dated as of August 6, 1996 (including Letter of Intent A).(1)
10.4	Promissory Note and Commercial Security Agreement memorializing Small Business Administration Loan between NuTech Digital, Inc. and Imperial Bank, SBA Department, dated as of July 12, 2000.(1)
10.5	Unconditional Guarantee signed by Lee Kasper in favor of Imperial Bank dated July 12, 2000.(1)
10.6

Lease Agreement between Kathy Shreiber, Todd Lorber and Hiroko (“Lessor”) and NuTech Digital, Inc. (“Lessee”) for the premises located at 7900 Gloria Avenue, Los Angeles, CA, dated as of March 10, 2001.(1)

10.7	Note Secured by Deed of Trust by and between Lee H. and Michelle Kasper and Skura Intercontinental Trading Company dated February 19, 2003.(2)
10.8	Deed of Trust dated February 19, 2003 by Lee H. Kasper and Michelle Kasper in favor of Skura Intercontinental Trading Company.(2)
10.9	Term Loan Agreement dated November 7, 2002 between Lee Kasper and U.S. Bank, N.A.(2)
10.10	Addendum to Term Loan Agreement dated November 7, 2002 between U.S. Bank N.A. and Lee Kasper. (2)
10.11	Form of Common Stock Purchase Agreement. (4)
10.12	Form of Warrant. (4)
10.13	Warrant issued to Brighton Capital, Ltd.(4)
10.14	Amended and Restated NuTech Digital, Inc. 2003 Consultant Stock Plan. (4)
10.15	Consulting Agreement dated February 18, 2004 between NuTech Digital, Inc. and Redwood Consultants, LLC.(4)
10.16	Agreement dated February 4, 2004 between NuTech Digital, Inc. and Brighton Capital, Ltd.(4)
10.17	Agreement dated January 29, 2004 between NuTech Digital, Inc. and Lyons Capital, LLP.(4)
10.18	Agreement dated February 2, 2004 between NuTech Digital, Inc. and Sloan Securities Corp.(4)
10.19	Agreement dated December 4, 2003 between NuTech Digital, Inc. and Queenstone Financial Corp., including an amendment thereto dated February 22, 2004(4)
10.20	Option grant to Lee Kasper dated June 18, 2004.(5)
10.21	Option grant to Joseph Giarmo dated June 18, 2004.(5)
10.22	Option grant to Yegia Eli Aramyan dated June 18, 2004.(5)
10.23	Option grant to Joseph Giarmo dated September 1, 2004.(5)
10.24	Employment Agreement with Lee Kasper dated September 1, 2005(6)
10.25	Option grant to Lee Kasper dated September 1, 2005 (6)
10.26	Heads of Agreement for Manufacturing and Distribution between Warner Elektra Atlantic Corporation and NuTech Digital, Inc. (7)
10.27	Consulting Agreement dated April 14, 2006 between the Company and Digital Acquisitions Company LLC (8)
10.28	Joint Venture Agreement with Coalition Media Group (9)
10.29	Video Licensing Agreement with MusicGiants, Inc. (10)
10.30	License Agreement Regarding Due Distribution(11)
10.31	License Agreement Regarding DVD Distribution(11)
10.32	Agreement with Jump Communications, Inc. (12)
10.33	Asset Purchase Agreement with NuTech (12)
10.34	License Agreement with NuTech (12)
10.35	Asset Purchase Agreement with NAC (12)
10.36	License Agreement with NAC (12)
10.37	Debt Conversion Agreement with Queenstone(12)
10.38	2009 Interlink-US-Network, Ltd. Equity Incentive Plan (13)
31.1*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-OxleyAct of 2002*
32.1*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-OxleyAct of 2002*

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

(13) Filed as an exhibit to the Company’s Form 14C, filed with the Commission on March 23, 2009, and incorporated herein by reference.

* Filed herein

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2009	INTERLINK-US-NETWORK, LTD.

By: /s/ Richard M. Greenberg
President, Chief Financial
Officer and Duly Authorized
Officer (Principal accounting
and financial officer)

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ A. Frederick Greenberg	Chief Executive Officer,	March 31, 2009
A. Frederick Greenberg	and Director

/s/Richard M. Greenberg	President, Secretary,	March 31, 2009
Richard M. Greenberg	Treasurer and Director
(Chief Financial Officer)