Form 10-Q
period 2009-03-31
INTERLINK-US-NETWORK, LTD.
filed 2009-05-15
CIK 1144347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

INTERLINK-US-NETWORK, LTD.

(Exact name of registrant as specified in its charter)

California	95-4642831
(State or other jurisdiction of	(I.R.S. Employer
Incorporation organization)	Identification No.)

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

Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 12, 2009, the number of the Company's shares of no par value common stock outstanding was 6,141,246.

INDEX

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

3

Item 2 – Management Discussion and Analysis of Financial Condition and Results of

Operations

10

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

17

Item 4T – Controls and Procedures

17

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

18

Item 1A – Risk Factors

18

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

18

Item 3 - Defaults Upon Senior Securities

18

Item 4 - Submission of Matters to a Vote of Security Holders

18

Item 5 - Other Information

18

Item 6 - Exhibits

18

SIGNATURES

19

PART I

ITEM 1.  FINANCIAL STATEMENTS

INTERLINK-US-NETWORK, LTD.

CONDENSED BALANCE SHEETS

MARCH 31, 2009 AND DECEMBER 31, 2008

	Unaudited	Audited
	March 31, 2009	December 31, 2008
ASSETS
CURRENT ASSETS
Cash in bank	$ -	$ 84,856
Prepaid expenses	6,256	18,586
TOTAL CURRENT ASSETS	6,256	103,442
PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION	735,314	739,136
OTHER ASSETS
Security deposits	11,995	11,995
Prepaid expenses	654	1,307
TOTAL OTHER ASSETS	12,649	13,302
TOTAL ASSETS	$ 754,219	$ 855,880
LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES
Bank overdraft	$ 220	$ -
Accounts payable	912,783	763,081
Accrued liabilities	91,743	85,803
Loan payable, related party	286,311	100,000
Notes payable, related party	248,762	248,762
Notes payable, other	648,335	653,536
TOTAL CURRENT LIABILITIES	2,188,154	1,851,182

STOCKHOLDERS’ (DEFICIT)
Preferred stock, Series A
Authorized - 30,000 shares, $0.001 par value
Issued and outstanding 17,452 shares at March 31, 2009 and 17,753 at December 31, 2008	17	18
Additional paid in capital, preferred stock, series A	513,944	522,807
Common stock
Authorized 100,000,000 shares, no par value
Issued and outstanding – 6,057,913 shares at March 31, 2009 and 5,807,180 at December 31, 2008	7,380,511	7,371,647
Accumulated (deficit)	(9,328,407)	(8,889,774)
TOTAL STOCKHOLDERS’ (DEFICIT)	(1,433,935)	(995,302)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$ 754,219	$ 855,880

The accompanying notes are an integral part of these financial statements.

INTERLINK-US-NETWORK, LTD.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

UNAUDITED

	2009	2008
SALES
LICENSING – ENCORE JOINT VENTURES, L.P	$ -	$ 1,000,000
LICENSING – OTHER	-	5,249
TOTAL SALES	-	1,005,249

COST OF SALES	-	460,000
GROSS PROFIT	-	545,249

OPERATING EXPENSES
CONSULTING FEES	13,100	41,213
RESEARCH AND DEVELOPMENT	81,772	-
LEGAL EXPENSES	134,327	6,500
RENT EXPENSES	56,806	-
GENERAL AND ADMINISTRATIVE EXPENSES	130,551	131,197
TOTAL EXPENSES	416,556	178,910
OPERATING INCOME (LOSS)	(416,556)	366,339
OTHER EXPENSE
Interest expense	(2,077)	(35,040)
Legal settlement	(20,000)	-
TOTAL OTHER EXPENSE	(22,077)	(35,040)
INCOME (LOSS) BEFORE CORPORATION INCOME TAXES	(438,633)	331,299
CORPORATION INCOME TAXES	-	94,000
NET INCOME (LOSS)	$ (438,633)	$ 237,299

The accompanying notes are an integral part of these financial statements.

INTERLINK-US-NETWORK, LTD

CONDENSED STATEMENTS OF OPERATIONS (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

UNAUDITED

	2009	2008
NET INCOME (LOSS) PER COMMON SHARE BASIC	$ (0.07)	$ 0.41
DILUTED	$ N/A	$ 0.01
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING BASIC	6,016,124	577,792
DILUTED	N/A	20,411,046

The accompanying notes are an integral part of these financial statements.

INTERLINK-US-NETWORK, LTD.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCAH 31, 2009 AND 2008

UNAUDITED

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (438,633)	$ 237,299
Adjustments to reconcile net income (loss) to net cash (used) by operating activities:
Depreciation	3,822	3,649
Changes in operating assets and liabilities:
Other receivables, related party	-	(14,040)
Prepaid expenses	12,983	2,503
Accounts payable	149,702	(9,394)
Accrued liabilities	5,940	(1,842)
Income taxes payable	-	94,000

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(266,186)	312,175

NET CASH FROM INVESTING ACTIVITIES	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	220	-
Sale of common stock for cash	-	83,000
Proceeds from loan payable, related party	186,311	-
Repayment of notes payable, other	-	(43)
Repayment of notes payable, related parties	(5,201)	(190,270)

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	181,330	(107,313)

NET INCREASE (DECREASE) IN CASH	(84,856)	204,862
CASH BALANCE, AT BEGINNING OF PERIOD	84,856	447

CASH BALANCE, AT END OF PERIOD	$ -	$ 205,309

The accompanying notes are an integral part of these financial statements.

INTERLINK-US-NETWORK, LTD.

CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

UNAUDITED

	2009	2008
SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID DURING THE PERIOD FOR:
Interest	$ 2,077	$ 36,881
Taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

INTERLINK-US-NETWORK, LTD.

CONDENSED NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2009 AND 2008

UNAUDITED

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The interim financial statements of Interlink-US-Network, Ltd. are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited financial statements for the interim period presented. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.  Accordingly, your attention is directed to footnote disclosures found in the December 31, 2008 Annual Report and particularly to Note 1, which includes a summary of significant accounting policies.

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

A.

The Company has accumulated a deficit of $9,328,407 since inception.

B.

The Company has a working capital deficit of $2,181,898.

C.

The Company continues to incur operating losses.

Management’s plans to eliminate the going concern situation include, but are not limited to:

A.

Develop its newly licensed products and technology.

B.

Obtain investors to fund the working capital needs of the company.

C.

Reduce operating expenses.

D.

Negotiate the payment of old outstanding payables.

INTERLINK-US-NETWORK, LTD.

CONDENSED NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2009 AND 2008

UNAUDITED

NOTE 2  PREFERRED STOCK

On January 16, 2009, Jump Communication exercised its rights to convert 301 of its Series A convertible Preferred Stock into 250,733 shares of our Common Stock.

The preferred stock is convertible into common stock at a rate of 1 share of preferred for 833.33 shares of common, therefore, the remaining preferred stock is convertible into 14,543,275 shares of common stock as of March 31, 2009.  Each share of preferred stock also carries the voting rights of 833.33 shares of common stock and has a par value of $0.001.  As of March 31, 2009, there are 17,452 shares of Series A convertible preferred stock outstanding.

NOTE 3  COMMON STOCK

On January 16, 2009, Jump Communications exercised its rights to convert a portion of its shares of Series A convertible Preferred Stock to our Common Stock (See Note 2).

As of March 31, 2009 there are 6,057,913 shares of common stock outstanding.

NOTE 4  PENDING LITIGATION

In February of 2008, Mr. Kasper, a former officer and director, filed suit against the Company, directors of the Company, and Jump Communications.  Management feels that the suit is unwarranted and plans to defend itself to the fullest extent.  No adjustments have been made to the financial statements at March 31, 2009 for this contingency.

In March of 2008, Sony ATV filed suit against the Company, its former President and Director Lee Kasper, and unrelated third parties claiming copyright violations in connection with the Company’s karaoke business, which was discontinued during prior years.  Management feels that the Company did not engage in the conduct complained of and plans to defend itself to the fullest extent.  No adjustments have been made to the financial statements at March 31, 2009 for this contingency.

NOTE 5  EQUITY INCENTIVE PLAN

On February 10, 2009, the Company adopted the Interlink-U.S.-Network, Ltd. 2009 Equity Incentive Plan (“The Plan”).  The Plan gives the Company the authority to grant and issue up to 2,000,000 shares of common stock to eligible employees and consultants.  The grants may come in the form of options to purchase common stock, restricted stock awards or registered stock awards, in the discretion of the Company’s board of directors.  The Company has not granted any options or stock as of March 31, 2009.

NOTE 6  SUBSEQUENT EVENT

In May 2009, Jump Communications exercised its rights to convert a portion of its shares of Series A convertible Preferred Stock to our Common Stock.  Jump Communications converted 100 shares of Series A Convertible Preferred Stock into 83,333 shares of Common Stock.

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

In consideration for the equipment, Jump was issued 23,800 shares of Series A Convertible Preferred

Stock.  Out of those shares, 6,348 have been converted to 5,288,359 shares of common stock.  The remaining 17,452 shares, on a fully diluted basis, are equal to 70.59% of the Company’s outstanding shares as of March 31, 2009.  The Preferred Stock issued to Jump carries voting and conversion rights equivalent to 833.33 shares of common stock to one of the preferred stock, or 14,543,275 shares of common stock.

Contemporaneously with the issuance of the Preferred Stock, the Board of Directors of Jump authorized the distribution of the Preferred Stock to its shareholders as a partial redemption of their Jump stock, in accordance with their pro-rata interests in Jump.  This transaction has been recorded in the capital account of each Jump shareholder retroactive to the closing of the Transaction.

In connection with the transaction, the Company’s office has been changed to 10390 Wilshire Boulevard, Los Angeles, CA  90024, with the former office abandoned without further liability to the Company.  Additionally, the controlling shareholder of Jump, A. Frederick Greenberg, was appointed Chairman and Chief Executive Officer.  At the same time, Mr. Greenberg’s brother, Richard M. Greenberg, was appointed President and Secretary/Treasurer.

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

Equity Incentive Plan

On February 10, 2009, the Company adopted the Interlink-U.S.-Network, Ltd. 2009 Equity Incentive Plan

(“The Plan”).  The Plan gives the Company the authority to grant and issue up to 2,000,000 shares of common stock to eligible employees and consultants.  The grants may come in the form of options to purchase common stock, restricted stock awards or registered stock awards, in the discretion of the Company’s board of directors.  There were no options or stock granted at March 31, 2009.

Pending Litigation

In February of 2008, Mr. Lee Kasper, a former officer and Director filed suit against the Company, directors of the Company, and Jump Communications.  Management feels that the suit is unwarranted and plans to defend itself to the fullest extent.  No adjustments have been made to the financial statements at March 31, 2009 for this contingency.

In March of 2008, Sony ATV filed suit against the Company, its former President and Director Lee Kasper and unrelated third parties claiming copyright violations in connection with the Company’s karaoke business, which was discontinued during the previous years.  Management feels that the Company did not engage in the conduct complained of and plans to defend itself to the fullest extent.  No adjustments have been made to the financial statements at March 31, 2009 for this contingency.

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

Results of Operations

Selected Statement Of Operations Data

Comparison of Three Month Periods.  Summarized in the table below is statement of operations data comparing the three month period ended March 31, 2009 with the three month period ended March 31, 2008:

	Three Months Ended		Increase/(Decrease)
	March 31, 2009	March 31, 2008

Net Income (Loss)	$ (438,633)	$ 237,299	$ (675,932)
Net Income (Loss) Per Common Share from Operations
Basic	$ (0.07)	$ 0.41	$ (0.48)
Diluted	N/A	$ 0.01	N/A

During the three months ended March 31, 2009, we had a net loss from operations of $438,633, compared to net income from operations during the three months ended March 31, 2008 of $237,299.  During the three months ended March 31, 2008, we entered into a license agreement with another company, which provided revenue of $1,000,000, which was offset by commissions relating to the license agreement in the amount of $460,000, as well as operating expenses. During the three months ended March 31, 2009 we had an increase in legal expenses due to ongoing litigation with the former president and director of the company.

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

In the past, Mr. Lee Kasper, a former director and officer of the company advanced funds to the Company as follows:

A.

On August 1, 2005, Mr. Kasper advanced funds to produce live music concerts, in the amount of $350,000.  The interest rate on the loan is 8% per annum, and the loan was due in August 2008.

B.

In May of 2006, Mr. Kasper advanced the amount of $22,000.  There is no interest on the loan, and the loan was due in December 2007.

Each of these transactions is subject to review and scrutiny in connection with counter-claims and cross claims in the lawsuit initiated by Mr. Kasper and independent claims that the Company may choose to litigate in separate actions.

On December 26, 2008, we received a loan from Jump Communications in the amount of $100,000.  During the three months ended March 31, 2009, we received additional loans from Jump Communications in the amount of $186,311, for a balance of $286,311 at March 31, 2009.  No due date has been established, the loan is unsecured, and bears interest at a rate of 3% per annum.

Sources And Uses Of Cash

Summarized in the table below is information derived from our statements of cash flow comparing the three months ended March 31, 2009 with the three months ended March 31, 2008:

Three Months Ended
	March 31, 2009	March 31, 2008
Net Cash Provided (Used) By
Operating Activities	$ (266,186)	$ 312,175
Investing Activities	-	-
Financing Activities	181,330	(107,313)

Net Increase (Decrease) in Cash	$ (84,856)	$ 204,862)

Operating Activities

During the three months ended March 31, 2009, we had a net loss from operations of $438,633.  This included a non-cash item of depreciation of $3,822.  Cash was provided by the decrease in prepaid expenses of $12,983, the increase in accounts payable of $149,702, and the increase in accrued liabilities of $5,940.

During the three months ended March 31, 2008, our net income from operations was $237,299.  This included a non-cash item of depreciation of $3,649.  Cash was provided by the decrease in prepaid expenses of $2,503 and the increase in income taxes payable of $94,000.  These were offset by the increase in other receivables, related party of $14,040, the decrease in accounts payable of $9,394, and the decrease in accrued liabilities of $1,842.

Investing Activities

During the three months ended March 31, 2009 and 2008, the Company did not have any investing activities.

Financing Activities

Financing activities for the three months ended March 31, 2009 provided net cash of $181,330.  We had a bank overdraft of $220 and proceeds from loans payable from a related party of $186,311.  These were offset by the repayment of notes payable, other, in the amount of $5,201.

Financing activities for the three months ended March 31, 2008 used net cash of $107,313.  We sold common stock for cash in the amount of $83,000.  This was offset by repayment on our notes payable to unrelated parties and our notes payable to related parties in the amounts of $43 and $190,270, respectively.

Commitments For Capital Expenditures

At March 31, 2009, we had no commitments for capital expenditures.

Going Concern

The financial statements included in this report are presented on the basis that the Company is a “going concern.”  Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time.  Our auditors have indicated that the following factors raise substantial doubt as to our ability to continue as a going concern:

•

we have an accumulated a deficit of $9,328,407 since inception;

•

we have a working capital deficit of $2,181,898; and

•

we continue to incur operating losses;

We believe that the following will help to eliminate this qualification:

•

Develop its newly licensed products and technology;

•

Obtain investors to fund the working capital needs of the company;

•

Reduce operating expenses; and

•

We are negotiating the payment of old outstanding payables.

Past Due Accounts Payable

Approximately $650,000 of accounts payable are over 90 days old.

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

In February of 2008, Mr. Lee Kasper filed suit against the Company, directors of the Company, and Jump Communications.  Management feels that the suit is unwarranted and plans to defend itself to the fullest extent.  No adjustments have been made to the financial statements at March 31, 2009 for this contingency.

In March of 2008, Sony ATV filed suit against the Company, its former President and Director Lee Kasper and unrelated third parties claiming copyright violations in connection with the Company’s karaoke business, which was discontinued during the previous years.  Management feels that the Company did not engage in the conduct complained of and plans to defend itself to the fullest extent.  No adjustments have been made to the financial statements at March 31, 2009 for this contingency.

ITEM 1A.  RISK FACTORS

Interlink-US-Network, Ltd. is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND THE COMPANY USE OF PROCEEDS

During the three months ended March 31, 2009, the Company issued the following shares of common stock:

In May 2009, Jump Communications exercised its rights to convert a portion of its shares of Series A convertible Preferred Stock to our Common Stock.  Jump Communications converted 100 shares of Series A Convertible Preferred Stock into 83,333 shares of Common Stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

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

May 14, 2009	INTERLINK-US-NETWORK, LTD.

By: /s/ Richard M. Greenberg
President, Chief Financial
Officer and Duly Authorized
Officer (Principal accounting
and financial officer)