Form 10-Q
period 2009-06-30
INTERLINK-US-NETWORK, LTD.
filed 2009-08-14
CIK 1144347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

For the quarterly period ended: June 30, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 10, 2009, the number of the Company's shares of no par value common stock outstanding was 6,307,192.

INDEX

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

3

Item 2 – Management Discussion and Analysis of Financial Condition and Results of

Operations

9

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

14

Item 4T – Controls and Procedures

14

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

15

Item 1A – Risk Factors

15

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

15

Item 3 - Defaults Upon Senior Securities

15

Item 4 - Submission of Matters to a Vote of Security Holders

15

Item 5 - Other Information

15

Item 6 - Exhibits

15

SIGNATURES

16

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

INTERLINK-US-NETWORK, LTD.

CONDENSED BALANCE SHEETS

JUNE 30, 2009 AND DECEMBER 31, 2008

	(Unaudited)	(Audited)
	June 30, 2009	December 31, 2008
ASSETS
CURRENT ASSETS
Cash in bank	$ -	$ 84,856
Prepaid expenses, current portion	5,699	18,586
TOTAL CURRENT ASSETS	5,699	103,442
PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION	30,583	739,136
OTHER ASSETS
Security deposit	11,995	11,995
Prepaid expenses, long-term portion	-	1,307
TOTAL OTHER ASSETS	11,995	13,302
TOTAL ASSETS	$ 48,277	$ 855,880
LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES
Bank overdraft	$ 3,890	$ -
Accounts payable
Related entity	140,733	-
Unrelated entities	849,838	763,081
Accrued liabilities	112,772	85,803
Loan payable, related	397,099	100,000
Notes payable, related	248,762	248,762
Notes payable, other	645,888	653,536
TOTAL CURRENT LIABILITIES	2,398,982	1,851,182

STOCKHOLDERS’ (DEFICIT)
Preferred stock, series A
Authorized - 30,000 shares, $0.001 par value
Issued and outstanding - 17,152 shares at June 30, 2009 and 17,753 at December 31, 2008	17	18
Additional paid in capital, preferred stock, series A	505,109	522,807
Preferred stock, series B
Authorized – 500,000 shares, no par value
Issued and outstanding – 10,000 shares at June 30, 2009 and none at December 31, 2008	90,000	-
Common stock
Authorized 100,000,000 shares, no par value
Issued and outstanding – 6,307,912 shares at June 30, 2009 and 5,807,180 shares at December 31, 2008	7,389,346	7,371,647
Accumulated (deficit)	(10,335,177)	(8,889,774)
TOTAL STOCKHOLDERS’ (DEFICIT)	(2,350,705)	(995,302)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$ 48,277	$ 855,880

The accompanying notes are an integral part of these financial statements.

INTERLINK-US-NETWORK, LTD.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

UNAUDITED

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
SALES
LICENSING – ENCORE JOINT VENTURES, L.P	$ 100,000	$ -	$ 100,000	$ 1,000,000
LICENSING – OTHER	-	945	-	6,194
TOTAL SALES	100,000	945	100,000	1,006,194

COST OF SALES	59,097	7,585	59,097	467,585
GROSS PROFIT	40,903	(6,640)	40,903	538,609

OPERATING EXPENSES
CONSULTING FEES	825	14,997	13,925	56,210
RESEARCH AND DEVELOPMENT	45,376	51,953	127,148	51,953
LEGAL EXPENSES	67,451	49,188	201,778	55,688
RENT EXPENSES	62,690	44,377	119,496	78,241
GENERAL AND ADMINISTRATIVE EXPENSES	153,533	90,479	284,084	187,812
TOTAL EXPENSES	329,875	250,994	746,431	429,904
OPERATING INCOME (LOSS)	(288,972)	(257,634)	(705,528)	108,705
OTHER INCOME (EXPENSE)
Interest expense	(16,889)	(26,077)	(18,966)	(61,117)
Legal settlement	-	-	(20,000)	-
Loss on impairment of assets	(700,909)	-	(700,909)	-
Cancellation of debt	-	21,306	-	21,306
TOTAL OTHER INCOME (EXPENSE)	(717,798)	(4,771)	(739,875)	(39,811)
INCOME (LOSS) FROM OPERATIONS BEFORE CORPORATION INCOME TAXES	(1,006,770)	(262,405)	(1,445,403)	68,894
CORPORATION INCOME TAXES (BENEFIT)	-	(94,000)	-	-
NET (LOSS)	$ (1,006,770)	$ (168,405)	$ (1,445,403)	$ 68,894

The accompanying notes are an integral part of these financial statements.

INTERLINK-US-NETWORK, LTD

CONDENSED STATEMENTS OF OPERATIONS (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

UNAUDITED

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
NET INCOME (LOSS) PER COMMON SHARE BASIC	$ (0.16)	$ (0.26)	$ (0.24)	$ 0.11
DILUTED	N/A	N/A	N/A	$ -
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING BASIC	6,187,033	655,635	6,102,051	617,661
DILUTED	N/A	N/A	N/A	20,450,994

The accompanying notes are an integral part of these financial statements.

INTERLINK-US-NETWORK, LTD.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

UNAUDITED

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income(loss)	$ (1,445,403)	$ 68,894
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	7,644	7,297
Issuance of common stock for legal settlement	-	22,846
Impairment of assets	700,909	-
Cancellation of debt	-	(21,306)
Changes in operating assets and liabilities:
Other receivables, related party	-	(90,513)
Prepaid expenses	14,194	3,156
Accounts payable	227,490	(34,853)
Accrued liabilities	26,969	287

NET CASH (USED) BY OPERATING ACTIVITIES	(468,197)	(44,192)

NET CASH FROM INVESTING ACTIVITIES	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	3,890	-
Sale of common stock for cash	-	758,161
Sale of preferred stock, series B for cash	90,000	-
Proceeds from loan payable, other	297,099	-
Repayment of notes payable, other	-	(208,370)
Repayment of notes payable, related parties	(7,648)	(25,189)

NET CASH PROVIDED BY FINANCING ACTIVITIES	383,341	524,602

NET INCREASE (DECREASE) IN CASH	(84,856)	480,410
CASH BALANCE, AT BEGINNING OF PERIOD	84,856	447

CASH BALANCE, AT END OF PERIOD	$ -	$ 480,857

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID DURING THE PERIOD FOR:
Interest	$ 18,966	$ 61,348
Taxes	$ -	$ -

NON-CASH INVESTING AND FINANCING ACTIVITIES
Impairment of assets	$ 700,909	$ -
Cancellation of debt	$ -	$ 21,306
Issuance of common stock for legal settlement	$ -	$ 22,846

The accompanying notes are an integral part of these financial statements.

INTERLINK-US-NETWORK, LTD.

NOTES TO FINANCIAL STATEMENTS

NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The interim financial statements of Interlink-US-Network, Ltd. are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited financial statements for the interim period presented. Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.  Accordingly, your attention is directed to footnote disclosures found in December 31, 2008 Annual Report and particularly to Note 1, which includes a summary of significant accounting policies.

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

A.

The Company has accumulated a deficit of $10,335,177 since inception.

B.

The Company has a working capital deficit of $2,393,283.

C.

The Company continues to incur operating losses.

D.

The Company is delinquent in its loan payments to SBA Comerica.

Management’s plans to eliminate the going concern situation include, but are not limited to:

A.

Develop its newly licensed products and technology.

B.

Obtain investors to fund the working capital needs of the company.

C.

Reduce operating expenses.

D.

Negotiate the payment of old outstanding payables.

NOTE 2

PREFERRED STOCK SERIES A

During the six months ended June 30, 2009, Jump Communications exercised its rights to convert 601 of its Series A convertible Preferred stock into 500,732 shares of our Common Stock.

INTERLINK-US-NETWORK, LTD.

NOTES TO FINANCIAL STATEMENTS

The preferred stock is convertible into common stock at a rate of 1 share of preferred for 833.33 shares of common, therefore, the remaining preferred stock is convertible into 14,293,276 shares of common stock as of June 30, 2009.  Each share of preferred stock also carries the voting rights of 833.33 shares of common stock and has a par value of $0.001.  As of June 30, 2009, there are 17,152 shares of Series A convertible preferred stock outstanding.

NOTE 3

PREFERRED STOCK SERIES B

On June 11, 2009, the Company created a new class of Preferred Stock consisting of 500,000 shares and designated Series B Convertible Preferred Stock, with no par value.  Each share of Series B Preferred is convertible into shares of Common Stock at a rate per share equal to the greater of $6.50 per share of Series B Preferred at the time of conversion, or the actual price per share of Common Stock based on the average trading price of the Common Stock for the ten days preceding the date of the conversion, with a minimum conversion of two shares of Common Stock on the basis of $5.00 per share of Series B Preferred.

As of June 30, 2009, the Company sold 10,000 shares of Series B Convertible Preferred Stock for an aggregate value of $90,000.

NOTE 4

COMMON STOCK

During the six months ended June 30, 2009, Jump Communication s exercised its right to convert a portion of its shares of Series A convertible Preferred Stock to our Common Stock (See Note 2).

As of June 30, 2009, there are 6,307,912 shares of common stock outstanding.

NOTE 5

PENDING LITIGATION

In February of 2008, Mr. Kasper, a former officer and director, filed suit against the Company, directors of the Company, and Jump Communications.  Management feels that the suit is unwarranted and plans to defend itself to the fullest extent.  No adjustments have been made to the financial statements at June 30, 2009 for this contingency.

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

NOTE 6

EQUITY INCENTIVE PLAN

On February 10, 2009, the Company adopted the Interlink-U.S.-Network, Ltd. 2009 Equity Incentive Plan (“The Plan”).  The Plan gives the Company the authority to grant and issue up to 2,000,000 shares of common stock to eligible employees and consultants.  The grants may come in the form of options to purchase common stock, restricted stock awards or registered stock awards, in the discretion of the Company’s board of directors.  The Company has not granted any options or stock as of June 30, 2009.

NOTE 7

IMPAIRMENT OF ASSETS

As of June 30, 2009, the Company determined that $700,909 of its equipment, which was never placed in service, was unnecessary for business operations, and had no value to the Company.  The Company expensed $700,909 as an impairment loss as of June 30, 2009.

NOTE 8

SUBSEQUENT EVENT

Management has evaluated subsequent events through August 7, 2009, the date which the financial statements were available for issue.  There were no subsequent events related to these financial statements.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements.  Forward-looking statements involve risks and uncertainties that could and in all likelihood will cause actual results to differ materially.  Factors that might cause or contribute to such differences include, but are not limited to, whether the Company can obtain financing as and when needed, competitive pressures, changes in consumer tastes away from the type of products the Company offers, changes in the economy that would leave less disposable income to be allocated to entertainment, the loss of any member of the Company’s management team and other factors over which the Company has no control.  When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are generally intended to identify forward-looking statements.  You should not place undue reliance on these forward-looking statements, which reflect the opinion of the Company’s management as of the date of this Quarterly Report.  The Company undertakes no obligation to publicly release any revisions to the forward-looking statements after the date of this document.  You should carefully review the documents the Company files from time to time with the Securities and Exchange Commission.  Throughout the Quarterly Report, the terms, the “Company,” “Interlink,” and words of similar meaning refer to Interlink-US-Network, Ltd., formerly known as NuTech Digital, Inc.

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

Preferred Stock Series B

On June 11, 2009, the Company created a new class of Preferred Stock consisting of 500,000 shares and designated Series B Convertible Preferred Stock, with no par value.  Each share of Series B Preferred is convertible into shares of Common Stock at a rate per share equal to the greater of $6.50 per share of Series B Preferred at the time of conversion, or the actual price per share of Common Stock based on the average trading price of the Common Stock for the ten days preceding the date of the conversion, with a minimum conversion of two shares of Common Stock on the basis of $5.00 per share of Series B Preferred.

As of June 30, 2009, the Company sold 10,000 shares of Series B Convertible Preferred Stock.

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

Equity Incentive Plan

On February 10, 2009, the Company adopted the Interlink-U.S.-Network, Ltd. 2009 Equity Incentive Plan (“The Plan”).  The Plan gives the Company the authority to grant and issue up to 2,000,000 shares of common stock to eligible employees and consultants.  The grants may come in the form of options to purchase common stock, restricted stock awards or registered stock awards, in the discretion of the Company’s board of directors.  There were no options or stock granted at June 30, 2009.

Pending Litigation

In February of 2008, Mr. Lee Kasper, a former officer and Director, filed suit against the Company, directors of the Company, and Jump Communications.  Management feels that the suit is unwarranted and plans to defend itself to the fullest extent.  No adjustments have been made to the financial statements at June 30, 2009 for this contingency.

In March of 2008, Sony ATV filed suit against the Company, its former President and Director Lee Kasper and unrelated third parties claiming copyright violations in connection with the Company’s karaoke business, which was discontinued during the previous years.  Management feels that the Company did not engage in the conduct complained of and plans to defend itself to the fullest extent.  No adjustments have been made to the financial statements at June 30, 2009 for this contingency.

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

Results of Operations

Selected Statement Of Operations Data

Comparison of Six Month Periods.  Summarized in the table below is statement of operations data comparing the six months ended June 30, 2009 with the six months ended June 30, 2008:

	Six Months Ended		Increase/(Decrease)
	June 30, 2009	June 30, 2008
Net Income (Loss)	$ (1,445,403)	$ 68,894	$ (1,514,297)
Net Income Per Common Share
Basic	$ (0.24)	$ 0.11	$ (0.35)
Diluted	N/A	$ 0.00	N/A

During the six month period ended June 30, 2009, we had a net loss from operations of $1,445,403, compared to net income from continuing operations during the six months ended June 30, 2008.  This is due to the fact that we entered into a license agreement with another company, which provided revenue of $1,000,000 during the six months ended June 30, 2008, were offset by commissions relating to the agreement in the amount of $460,000.  We also had a loss on impairment of assets in the amount of $700,909 during the six months ended June 30, 2009.

Comparison of Three Month Periods.  Summarized in the table below is statement of operations data comparing the three months ended June 30, 2009 with the three months ended June 30, 2008:

	Three Months Ended		Increase/(Decrease)
	June 30, 2009	June 30, 2008
Net (Loss)	$(1,006,780)	$ (168,405)	$ (838,375)
Net (Loss) Per Common Share
Basic	$ (0.16)	$ (0.26)	$ (0.10)
Diluted	N/A	N/A	N/A

During the three month period ended June 30, 200, we had a net loss from operations of $1,006,780, compared to a net loss from operations of $168,405 during the three months ended June 30, 2008.  This is due to a loss on impairment of assets of $700,909 during the six months ended June 30, 2009, as well as an increase in legal fees due to pending litigation.

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

On December 26, 2008, we received a loan from Jump Communications in the amount of $100,000.  During the six months ended June 30, 2009, we received additional loans from Jump Communications in the amount of $186,311, for a balance of $286,311 at June 30, 2009.  No due date has been established, the loan is unsecured, and bears interest at a rate of 3% per annum.

Sources And Uses Of Cash

Summarized in the table below is information derived from our statements of cash flow comparing the six months ended June 30, 2009 with the six months ended June 30, 2008:

Six Months Ended
	June 30, 2009	June 30, 2008
Net Cash Provided (Used) By
Operating Activities	$ (468,197)	$ (44,192)
Investing Activities	-	-
Financing Activities	383,341	524,602

Net Increase (Decrease) in Cash	$ (84,856)	$ 480,410

Operating Activities

During the six months ended June 30, 2009, our net loss was $1,445,403.  This included non-cash items of depreciation in the amount of $7,644 and an impairment of assets in the amount of $700,909.  Cash was provided from operations by the decrease of prepaid expenses of $14,194, the increase of accounts payable of $227,490, and the increase of accrued liabilities of $26,969.

During the six months ended June 30, 2008, our net income was $68,894.  This included non-cash items of depreciation in the amount of $7,297, the issuance of common stock for a legal settlement of $22,846, and the cancellation of debt of $21,306.  Cash was provided from operations by the decrease of prepaid expenses of $3,156 and the increase in accrued liabilities of $287.  This is offset by cash used from operations due to the increase of other receivables, related party of $90,513 and the decrease in accounts payable of $34,853.

Investing Activities

There were no acquisitions of property and equipment for the six months ended June 30, 2009 and 2008.

Financing Activities

Financing activities for the six months ended June 30, 2009 provided net cash of $383,341.  We had cash provided by a bank overdraft in the amount of $3,890, the sale of Preferred Stock, Series B in the amount of $90,000, and proceeds from a loan payable in the amount of $297,099.  We repaid notes payable to related parties in the amount of $7,648.

Financing activities for the six months ended June 30, 2008 provided net cash of $524,602.  We had cash provided due to the sale of common stock for cash in the amount of $758,161.  We repaid notes payable, other and notes payable to related parties in the amounts of $208,370 and $25,189, respectively.

Commitments For Capital Expenditures

At June 30, 2009, we had no commitments for capital expenditures.

Going Concern

The financial statements included in this report are presented on the basis that the Company is a “going concern.”  Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time.  Our auditors have indicated that the following factors raise substantial doubt as to our ability to continue as a going concern:

•

we have an accumulated a deficit of $10,335,177 since inception;

•

we have a working capital deficit of $2,393,283;

•

we continue to incur operating losses; and

•

we are delinquent in our payments on the SBA Comerica loan.

We believe that the following will help to eliminate this qualification:

•

Develop our newly licensed products and technology;

•

Obtain investors to fund the working capital needs of the company;

•

Reduce operating expenses; and

•

We are negotiating the payment of old outstanding payables.

Past Due Accounts Payable

Approximately $789,000 of accounts payable are over 90 days old and could hamper our acquisition of inventory in future periods.

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

In February of 2008, Mr. Lee Kasper, a former officer and Director, filed suit against the Company, directors of the Company, and Jump Communications.  Management feels that the suit is unwarranted and plans to defend itself to the fullest extent.  No adjustments have been made to the financial statements at June 30, 2009 for this contingency.

In March of 2008, Sony ATV filed suit against the Company, its former President and Director Lee Kasper and unrelated third parties claiming copyright violations in connection with the Company’s karaoke business, which was discontinued during the previous years.  Management feels that the Company did not engage in the conduct complained of and plans to defend itself to the fullest extent.  No adjustments have been made to the financial statements at June 30, 2009 for this contingency.

ITEM 1A.  RISK FACTORS

Interlink-US-Network, Ltd. is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND THE COMPANY USE OF PROCEEDS

During the six months ended June 30, 2009, the Company issued the following shares of common stock:

On June 11, 2009, the Company created a new class of Preferred Stock consisting of 500,000 shares and designated Series B Convertible Preferred Stock, with no par value.  Each share of Series B Preferred is convertible into shares of Common Stock at a rate per share equal to the greater of $6.50 per share of Series B Preferred at the time of conversion, or the actual price per share of Common Stock based on the average trading price of the Common Stock for the ten days preceding the date of the conversion, with a minimum conversion of two shares of Common Stock on the basis of $5.00 per share of Series B Preferred.

As of June 30, 2009, the Company sold 10,000 shares of Series B Convertible Preferred Stock.

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

August 14, 2009	INTERLINK-US-NETWORK, LTD.

By: /s/ Richard M. Greenberg
President, Chief Financial
Officer and Duly Authorized
Officer (Principal accounting
and financial officer)

16