Form 10-Q
period 2009-09-30
INTERLINK-US-NETWORK, LTD.
filed 2009-11-23
CIK 1144347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

For the quarterly period ended: September 30, 2009

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 23, 2009, the number of the Company's shares of no par value common stock outstanding was  6,906,006.

\

INDEX

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

3

Item 2 – Management Discussion and Analysis of Financial Condition and Results of

Operations

9

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

16

Item 4T – Controls and Procedures

16

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

17

Item 1A – Risk Factors

17

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

17

Item 3 - Defaults Upon Senior Securities

17

Item 4 - Submission of Matters to a Vote of Security Holders

17

Item 5 - Other Information

18

Item 6 - Exhibits

18

SIGNATURES

19

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

INTERLINK-US-NETWORK, LTD.

CONDENSED BALANCE SHEETS

SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

	Unaudited	Audited
	September 30, 2009	December 31, 2008
ASSETS
CURRENT ASSETS
Cash in bank	$ 9,755	$ 84,856
Prepaid expenses, current portion	4,785	18,586
TOTAL CURRENT ASSETS	14,540	103,442

PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION	26,761	739,136
OTHER ASSETS – DEPOSITS AND PREPAID EXPENSES	11,995	13,302
TOTAL ASSETS	$ 53,296	$ 855,880

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
CURRENT LIABILITIES
Accounts payable
Related entities	$ 140,733	-
Unrelated entities	1,000,400	763,081
Legal settlement, current portion	37,500	-
Accrued liabilities	103,004	85,803
Loans payable, related	507,820	100,000
Notes payable, related	248,762	248,762
Note payable, other	645,888	653,536
TOTAL CURRENT LIABILITIES	2,684,107	1,851,182

LONG-TERM LIABILITIES
Legal settlement, net of current portion	187,500	-
STOCKHOLDERS’ (DEFICIT)
Preferred stock, series A
Authorized - 30,000 shares, $0.001 par value
Issued and outstanding - 16,716 shares at September 30, 2009 and 17,753 at December 31, 2008	17	18
Additional paid in capital, preferred stock, series A	492,268	522,807
Preferred stock, series B
Authorized – 500,000 shares, no par value
Issued and outstanding – 10,000 shares at September 30, 2009 and none at December 31, 2008	90,000	-
Common stock
Authorized 100,000,000 shares, no par value
Issued and outstanding – 6,671,100 shares at September 30, 2009 and 5,807,180 shares at December 31, 2008	7,402,186	7,371,647
Accumulated (deficit)	(10,802,782)	(8,889,774)
TOTAL STOCKHOLDERS’ (DEFICIT)	(2,818,311)	(995,302)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT).	$ 53,296	$ 855,880

The accompanying condensed notes are an integral part of these financial statements.

INTERLINK-US-NETWORK, LTD.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

UNAUDITED

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
SALES
LICENSING – ENCORE JOINT VENTURES, L.P.	$ -	$ -	$ 100,000	$ 1,000,000
LICENSING – OTHER	-	115,214	-	121,408
TOTAL SALES	-	115,214	100,000	1,121,408

COST OF SALES	-	96,518	59,097	616,056
GROSS PROFIT	-	18,696	40,903	505,352

OPERATING EXPENSES
CONSULTING FEES	38	2,591	13,963	58,801
RESEARCH AND DEVELOPMENT	26,258	86,519	153,406	138,472
LEGAL EXPENSES	38,405	36,325	240,183	92,013
RENT EXPENSES	63,999	43,822	183,495	122,063
GENERAL AND ADMINISTRATIVE EXPENSES	105,309	56,391	389,393	192,250
TOTAL EXPENSES	234,009	225,648	980,440	603,599
OPERATING (LOSS)	(234,009)	(206,952)	(939,537)	(98,247)
OTHER INCOME (EXPENSE)
Interest expense	(8,597)	(6,590)	(27,563)	(67,707)
Legal settlement	(225,000)	-	(245,000)	-
Loss on impairment of assets	-	-	(700,909)	-
Cancellation of debt	-	50,507	-	71,813
TOTAL OTHER INCOME (EXPENSE)	(233,597)	43,917	(973,472)	4,106
INCOME (LOSS) FROM OPERATIONS BEFORE CORPORATION INCOME TAXES	(467,606)	(163,035)	(1,913,009)	(94,141)
CORPORATION INCOME TAXES	-	800	-	800
NET (LOSS)	$ (467,606)	$ (163,835)	$ (1,913,009)	$ (94,941)

NET (LOSS) PER COMMON SHARE BASIC AND DILIUTED	$ (0.07)	$ (0.04)	$ (0.31)	$ (0.05)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING BASIC AND DILUTED	6,359,232	4,108,422	6,188,720	1,789,741

The accompanying consolidated notes are an integral part of these financial statements.

INTERLINK-US-NETWORK, LTD.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

UNAUDITED

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$ (1,913,009)	$ (94,941)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation	11,466	11,199
Issuance of common stock for legal settlement	-	30,925
Impairment of assets	700,909	-
Cancellation of debt	-	(71,813)
Changes in operating assets and liabilities:
Accounts receivable	-	(100,000)
Other receivables, related party	-	(24,687)
Prepaid expenses	15,108	(10,941)
Security deposit	-	(995)
Accounts payable	378,052	(61,927)
Lease settlement payable	225,000	-
Accrued liabilities	17,201	(2,745)

NET CASH (USED) BY OPERATING ACTIVITIES	(565,273)	(325,925)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	-	(7,082)

NET CASH (USED) BY INVESTING ACTIVITIES	-	(7,082)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock for cash	-	988,061
Sale of preferred stock, series B for cash	90,000	-
Proceeds from loans payable, other	400,172	-
Repayment of note payable, other	-	(208,370)
Repayment of notes payable, related parties	-	(127,806)

NET CASH PROVIDED BY FINANCING ACTIVITIES	490,172	651,885

NET INCREASE (DECREASE) IN CASH	(75,101)	318,878
CASH BALANCE, AT BEGINNING OF PERIOD	84,856	447

CASH BALANCE, AT END OF PERIOD	$ 9,755	$ 319,325

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID DURING THE PERIOD FOR:
Interest	$ 27,563	$ 76,653
Taxes	$ -	$ 800

NON-CASH INVESTING AND FINANCING ACTIVITIES
Impairment of assets	$ 700,909	$ -
Cancellation of debt	$ -	$ 71,813
Issuance of common stock for legal settlement	$ -	$ 30,925

The accompanying condensed notes are an integral part of these financial statements.

INTERLINK-US-NETWORK, LTD.

CONDENSED NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

UNAUDITED

NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The interim financial statements of Interlink-US-Network, Ltd. are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited financial statements for the interim period presented. Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.  Accordingly, your attention is directed to footnote disclosures found in December 31, 2008 Annual Report and particularly to Note 1, which includes a summary of significant accounting policies.

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

A.

The Company has accumulated a deficit of $10,802,782 since inception.

B.

The Company has a working capital deficit of $2,669,567.

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

INTERLINK-US-NETWORK, LTD.

CONDENSED NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

UNAUDITED

NOTE 2

PREFERRED STOCK SERIES A

During the nine months ended September 30, 2009, Jump Communications exercised its rights to convert 1,037 of its Series A convertible Preferred stock into 863,920 shares of our Common Stock.

The preferred stock is convertible into common stock at a rate of 1 share of preferred for 833.33 shares of common, therefore, the remaining preferred stock is convertible into 13,929,944 shares of common stock as of September 30, 2009.  Each share of preferred stock also carries the voting rights of 833.33 shares of common stock and has a par value of $0.001.  As of September 30, 2009, there are 16,716 shares of Series A convertible preferred stock outstanding.

NOTE 3

PREFERRED STOCK SERIES B

On June 11, 2009, the Company created a new class of Preferred Stock consisting of 500,000 shares designated Series B Convertible Preferred Stock, with no par value.  Each share of Series B Preferred is convertible into shares of Common Stock at a rate per share equal to the greater of $6.50 per share of Series B Preferred at the time of conversion, or the actual price per share of Common Stock based on the average trading price of the Common Stock for the ten days preceding the date of the conversion, with a minimum conversion of two shares of Common Stock on the basis of $5.00 per share of Series B Preferred.

During the nine months ended September 30, 2009, the Company sold 10,000 shares of Series B Convertible Preferred Stock for an aggregate value of $90,000.

NOTE 4

COMMON STOCK

During the nine months ended September 30, 2009, Jump Communication s exercised its right to convert a portion of its shares of Series A convertible Preferred Stock to our Common Stock (See Note 2).

As of September 30, 2009, there are 6,671,100 shares of common stock outstanding.

NOTE 5

PENDING LITIGATION

In February of 2008, Mr. Kasper, a former officer and director, filed suit against the Company, directors of the Company, and Jump Communications.  Management feels that the suit is unwarranted and plans to defend itself to the fullest extent.  No adjustments have been made to the financial statements at September 30, 2009 for this contingency.

NOTE 6

EQUITY INCENTIVE PLAN

On February 10, 2009, the Company adopted the Interlink-U.S.-Network, Ltd. 2009 Equity Incentive Plan (“The Plan”).  The Plan gives the Company the authority to grant and issue up to 2,000,000 shares of common stock to eligible employees and consultants.  The grants may come in the form of options to purchase common stock, restricted stock awards or registered stock awards, in the discretion of the Company’s board of directors.  The Company has not granted any options or stock as of September 30, 2009.

NOTE 7

IMPAIRMENT OF ASSETS

During the nine months ended September 30, 2009, the Company determined that $700,909 of its equipment, which was never placed in service, was unnecessary for business operations, and had no value to the Company.  The Company expensed $700,909 as an impairment loss during the nine months ended September 30, 2009.

INTERLINK-US-NETWORK, LTD.

CONDENSED NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

UNAUDITED

NOTE 8

LEGAL SETTLEMENT

In March of 2008, Sony ATV filed suit against the Company, its former President and Director Lee Kasper, and unrelated third parties claiming copyright violations in connection with the Company’s karaoke business, which was discontinued during prior years.  On August 17, 2009, there was a settlement agreement reached in the amount of $225,000.  The Company is to pay $3,125 per month beginning October 1, 2009 through September 1, 2015.  If the Company defaults on any payment, an amount of $500,000, less payments made on the settlement, becomes due on demand by Sony ATV.

NOTE 9

SUBSEQUENT EVENT

Management has evaluated subsequent events through November 23, 2009, the date which the financial statements were available for issue. Subsequent to September 30, 2009, 282 shares of preferred stock was converted into 234,906 shares of common stock.

Item 2.  Management Discussion and Analysis of Financial Condition and Results of Operations

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

Preferred Stock Series B

On June 11, 2009, the Company created a new class of Preferred Stock consisting of 500,000 shares designated Series B Convertible Preferred Stock, with no par value.  Each share of Series B Preferred is convertible into shares of Common Stock at a rate per share equal to the greater of $6.50 per share of Series B Preferred at the time of conversion, or the actual price per share of Common Stock based on the average trading price of the Common Stock for the ten days preceding the date of the conversion, with a minimum conversion of two shares of Common Stock on the basis of $5.00 per share of Series B Preferred.

During the nine months ended September 30, 2009, the Company sold 10,000 shares of Series B Convertible Preferred Stock

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

Since the Company’s authorized stock was not sufficient to permit the issuance of common stock as consideration for the Acquired Assets, Jump consented to the issuance of the Preferred Stock.  In a Pre14C filing to the Commission on October 2, 2007 and the subsequent Definitive 14C filing dated October 31, 2007, the Company announced that it had “received written consent (the “Written Consent”) from Jump, holding the “Preferred Stock”, representing the right to vote approximately 96.4% as of December 31, 2007.

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

Equity Incentive Plan

On February 10, 2009, the Company adopted the Interlink-U.S.-Network, Ltd. 2009 Equity Incentive Plan (“The Plan”).  The Plan gives the Company the authority to grant and issue up to 2,000,000 shares of common stock to eligible employees and consultants.  The grants may come in the form of options to purchase common stock, restricted stock awards or registered stock awards, in the discretion of the Company’s board of directors.  There were no options or stock granted at September 30, 2009.

Pending Litigation

In February of 2008, Mr. Lee Kasper, a former officer and Director, filed suit against the Company, directors of the Company, and Jump Communications.  Management feels that the suit is unwarranted and plans to defend itself to the fullest extent.  No adjustments have been made to the financial statements at September 30, 2009 for this contingency.

Legal Settlement

In March of 2008, Sony ATV filed suit against the Company, its former President and Director Lee Kasper, and unrelated third parties claiming copyright violations in connection with the Company’s karaoke business, which was discontinued during prior years.  On August 17, 2009, there was a settlement agreement reached in the amount of $225,000.  The Company is to pay $3,125 per month beginning October 1, 2009 through September 1, 2015.  If the Company defaults on any payment, an amount of $500,000, less payments made on the settlement, becomes due on demand by Sony ATV.

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

Income Taxes.  The Company accounts for income taxes in accordance with Statement of ASC 740 (formerly Financial Accounting Standards No. 109), which is an asset and liability method of accounting requiring the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of accounting.  In assessing whether deferred tax assets will be realized, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

Common Stock Issued for Non-Cash Transactions.  It is the Company’s policy to value stock issued for non-cash transactions, such as services, at the fair market value of the goods or services received or the consideration granted, whichever is more readily determinable, at the date the transaction is negotiated.

Stock based Compensation.  Effective January 1, 2006, the Company adopted ASC 718 (formerly Statement of Financial Accounting Standards No. 123(R)) using the modified prospective method.  Under this method, compensation cost is recognized on or after the effective date for the portion of outstanding awards, for which the requisite service has not yet been rendered, based on the grant date fair value of those awards.

Results of Operations

Selected Statement Of Operations Data

Comparison of Nine Month Periods.  Summarized in the table below is statement of operations data comparing the nine months ended September 30, 2009 with the nine months ended September 30, 2008:

Nine Months Ended
	September 30, 2009	September 30, 2008	Increase/(Decrease)

Net (Loss)	$ (1,913,009)	$ (94,941)	$ (1,818,068)
Net (Loss) Per Common Share
Basic	$ (0.31)	$ (0.05)	$ (0.26)
Diluted	N/A	N/A	N/A

During the nine month period ended September 30, 2009, we had a net loss from operations of $1,913,009, compared to net loss from continuing operations during the nine months ended September 30, 2008 of $94,941.  This is due to the fact that we entered into a license agreement with another company, which provided revenue of $1,000,000 during the nine months ended September 30, 2008, which were offset by commissions relating to the agreement in the amount of $460,000.  We also had a loss on impairment of assets in the amount of $700,909 during the nine months ended September 30, 2009.

Comparison of Three Month Periods.  Summarized in the table below is statement of operations data comparing the three months ended September 30, 2009 with the three months ended September 30, 2008:

Three Months Ended
	September 30, 2009	September 30, 2008	Increase/(Decrease)

Net (Loss)	$ (467,606)	$ (163,835)	$ (303,771)
Net (Loss) Per Common Share
Basic	$ (0.07)	$ (0.04)	$ (0.03)
Diluted	N/A	N/A	N/A

During the three month period ended September 30, 2009, we had a net loss of $467,606, compared to a net loss of $163,835 during the three months ended September 30, 2008.  This is due to a legal settlement of $225,000 during the three months ended September 30, 2009, and licensing revenue of $115,214 during the three months ended September 30, 2008.

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

In July 2000, we received a $900,000 Small Business Administration loan with Comerica Bank participation.  The interest rate per annum is 2% over prime, and the loan is scheduled to be paid over an 18 year period.  As of September 30, 2009, we are behind in our payments.

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

On December 26, 2008, we received a loan from Jump Communications in the amount of $100,000.  During the nine months ended September 30, 2009, we received additional loans from Jump Communications in the amount of $253,320, for a balance of $353,320 at September 30, 2009.  No due date has been established, the loan is unsecured, and bears interest at a rate of 3% per annum.

During the nine months ended September 30, 2009, we received loans from ATTI in the amount of $154,500.  No due date has been established, the loan is unsecured, and bears interest at a rate of 3% per annum.

Sources And Uses Of Cash

Summarized in the table below is information derived from our statements of cash flow comparing the nine months ended September 30, 2009 with the nine months ended September 30, 2008:

	Nine Months Ended
	September 30, 2009	September 30, 2008
Net Cash Provided (Used) By
Operating Activities	$ (565,273)	$ (325,925)
Investing Activities	-	(7,082)
Financing Activities	490,172	651,885

Net Increase (Decrease) in Cash	$ (75,101)	$ 318,878

Operating Activities

During the nine months ended September 30, 2009, our net loss was $1,913,009.  This included non-cash items of depreciation in the amount of $11,466 and an impairment of assets in the amount of $700,909.  Cash was provided from operations by the decrease of prepaid expenses of $15,108, the increase of accounts payable of $378,052, lease settlement payable of $225,000, and accrued liabilities of $17,201.

During the nine months ended September 30, 2008, our net loss was $94,941.  This included non-cash items of depreciation in the amount of $11,199, the issuance of common stock for a legal settlement of $30,925, and the cancellation of debt of $71,813.  Cash was used from operations due to the decrease in accounts receivable of $100,000, other receivables to a related party of $24,687, prepaid expenses of $10,941 and security deposits of $995, and a decrease in accounts payable of $61,927 and accrued liabilities of $2,745.

Investing Activities

There were no acquisitions of property and equipment for the nine months ended September 30, 2009.  The company purchased property and equipment in the amount of $7,082 during the nine months ended September 30, 2008.

Financing Activities

Financing activities for the nine months ended September 30, 2009 provided net cash of $490,172.  We had the sale of Preferred Stock, Series B in the amount of $90,000, and proceeds from a loan payable in the amount of $400,172.

Financing activities for the nine months ended September 30, 2008 provided net cash of $651,885.  We had cash provided due to the sale of common stock for cash in the amount of $988,061.  We repaid notes payable, other and notes payable to related parties in the amounts of $208,370 and $127,806, respectively.

Commitments For Capital Expenditures

At September 30, 2009, we had no commitments for capital expenditures.

Going Concern

The financial statements included in this report are presented on the basis that the Company is a “going concern.”  Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time.  Our auditors have indicated that the following factors raise substantial doubt as to our ability to continue as a going concern:

•

we have an accumulated a deficit of $10,802,782 since inception;

•

we have a working capital deficit of $2,669,567;

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

Past Due Accounts Payable

Approximately $889,000 of accounts payable are over 90 days old and could hamper our acquisition of inventory in future periods.

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

In February of 2008, Mr. Lee Kasper, a former officer and Director, filed suit against the Company, directors of the Company, and Jump Communications.  Management feels that the suit is unwarranted and plans to defend itself to the fullest extent.  No adjustments have been made to the financial statements at September 30, 2009 for this contingency.

In March of 2008, Sony ATV filed suit against the Company, its former President and Director Lee Kasper and unrelated third parties claiming copyright violations in connection with the Company’s karaoke business, which was discontinued during the previous years.  On August 17, 2009, there was a settlement agreement reached in the amount of $225,000.  The Company is to pay $3,125 per month beginning October 1, 2009 through September 1, 2015.  If the Company defaults on any payment, an amount of $500,000, less payments made on the settlement, becomes due on demand of Sony ATV.

ITEM 1A.  RISK FACTORS

Interlink-US-Network, Ltd. is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND THE COMPANY USE OF PROCEEDS

During the nine months ended September 30, 2009, the Company issued the following shares of common stock:

On June 11, 2009, the Company created a new class of Preferred Stock consisting of 500,000 shares designated Series B Convertible Preferred Stock, with no par value.  Each share of Series B Preferred is convertible into shares of Common Stock at a rate per share equal to the greater of $6.50 per share of Series B Preferred at the time of conversion, or the actual price per share of Common Stock based on the average trading price of the Common Stock for the ten days preceding the date of the conversion, with a minimum conversion of two shares of Common Stock on the basis of $5.00 per share of Series B Preferred.

During the nine months ended September 30, 2009, the Company sold 10,000 shares of Series B Convertible Preferred Stock.

On September 21, 2009, Jump, exercised its rights to convert 436 shares of Series A Convertible Preferred Stock into 363,332 shares of Common Stock.

On October 27, 2009, Jump Communications, Inc., a Nevada corporation and an affiliate of the Company (“Jump”), exercised its rights to convert 82 shares of Series A Convertible Preferred Stock into 68,306 shares of Common Stock.

On November 3, 2009, Jump exercised its rights to convert 106 shares of Series A Convertible Preferred Stock into 88,298 shares of Common Stock.

On November 5, 2009, Jump exercised its rights to convert 94 shares of Series A Convertible Preferred Stock into 78,302 shares of Common Stock.

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

November 23, 2009	INTERLINK-US-NETWORK, LTD.

By: /s/ Richard M. Greenberg
President, Chief Financial
Officer and Duly Authorized
Officer (Principal accounting
and financial officer)