Form 10-K
period 2009-12-31
INTERLINK-US-NETWORK, LTD.
filed 2010-04-15
CIK 1144347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                               to

Commission file number: 000-50021

INTERLINK-US-NETWORK, LTD.

(Exact Name of Registrant as Specified in its Charter)

CALIFORNIA	95-4642831
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10390 Wilshire Boulevard, Penthouse 20
Los Angeles, California	90024
(Address of Principal Executive Offices)	(Zip Code)

(310) 777-0012

(Registrant’s Telephone Number, including Area Code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common stock, No Par Value per share

                    (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐  No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐   No☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No o

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐   No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of III of this Form 10-K or any amendment to the Form 10-K. ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “Accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

      Large Accelerated Filer ☐

 Accelerated Filer ☐

 Non-Accelerated Filer ☐    Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No☒

State the aggregate market value of the issuer's voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price of such common equity as of March 31, 2010, was approximately $345,003.

As of March 31, 2010 the issuer had 10,145,987 shares of common stock, no par value per share outstanding ("Common Stock").

Documents Incorporated by Reference:  None.

INTERLINK-US-NETWORK, LTD.

FORM 10-K

PART I

3

Item 1.   Business.

3

Item 1A.   Risk Factors

6

Item 1B.  Unresolved Staff Comments

6

Item 2.   Description of Properties.

6

Item 3.  Legal Proceedings.

6

Item 4.  Reserved

6

PART II

7

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

7

Item 6.  Selected Financial Data

7

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

8

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

13

Item 8.  Financial Statements and Supplementary Data

14

AUDIT REPORT

14

BALANCE SHEETS

15

STATEMENTS OF OPERATIONS

16

STATEMENTS OF STOCKHOLDERS’ EQUITY

17

STATEMENTS OF CASH FLOWS

18

NOTES TO FINANCIAL STATEMENTS

19

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

30

Item 9A(T).  Controls and Procedures.

30

Item 9B.  Other Information.

31

PART III

31

Item 10.  Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance

With Section 16(a) of the Exchange Act.

31

Item 11.  Executive Compensation.

33

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

34

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

35

Item 14.  Principal Accountant Fees and Services.

37

PART IV

38

Item 15.  Exhibits.

38

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

BUSINESS HISTORY

The Company was founded in 1997 under the name NuTech Digital, Inc. for the purpose of licensing and distributing films. In 1999, NuTech Digital, Inc. acquired the assets of NuTech Entertainment, Inc., an entity engaged in the karaoke business. NuTech Entertainment, Inc. ceased doing business in 1999 and was dissolved in 2001.

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

As of December 31, 2009, the Company sold 10,000 shares of Series B Convertible Preferred Stock.

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

Equity Incentive Plan

On February 10, 2009, the Company adopted the Interlink-U.S.-Network, Ltd. 2009 Equity Incentive Plan (“The Plan”).  The Plan gives the Company the authority to grant and issue up to 2,000,000 shares of common stock to eligible employees and consultants.  The grants may come in the form of options to purchase common stock, restricted stock awards or registered stock awards, in the discretion of the Company’s board of directors.  There were no options or stock granted at December 31, 2009.

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

Employees

As of December 31, 2009, we had no employees who work for us on a full-time basis.

Item 1A.   Risk Factors

Not applicable to smaller reporting companies.

Item 1B.  Unresolved Staff Comments

Not applicable to smaller reporting companies, however there were no unresolved staff comments during the year ended December 31, 2009.

Item 2.   Description of Properties.

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

On October 1, 2007, the Company entered into a twenty-four month lease with Jump Communications, Inc, a related entity, for office and warehouse space in Los Angeles, California. The base rental is $10,000 per month, plus operating costs.  The lease terminated on September 30, 2009 and was continued on a month to month basis through October of 2009.

On October 1, 2007, the Company entered into a twelve month lease with Jump Communications, Inc., a related entity, for office space in New York, N.Y. The base rental is $3,100 per month, plus operating costs.  The lease term ended on September 30, 2008, and the Company continued on a month to month basis through November of 2009.  As of December 31, 2009, the Company has no office in New York.

In the fourth quarter of 2009, the Company began renting office space in Los Angeles, California on a month to month basis for $1,500 per month.  A month to month rental agreement was signed in January of 2010.

During the year ended December 31, 2009, the Company paid rental expenses on the personal residence of an officer of the Company.  These amounts totaled $67,586, and have been recorded as compensation expenses on the Company’s financial statements.

There are no future lease commitments as of December 31, 2009.

Item 3.  Legal Proceedings.

In February of 2008, Mr. Lee Kasper filed suit against the Company, directors of the Company, and Jump Communications.  Management feels that the suit is unwarranted and plans to defend itself to the fullest extent.  No adjustments have been made to the financial statements at December 31, 2009 for this contingency.

In March of 2008, Sony ATV filed suit against the Company, its former President and Director Lee Kasper and unrelated third parties claiming copyright violations in connection with the Company’s karaoke business, which was discontinued during prior years.  On August 17, 2009, there was a settlement agreement reached for $225,000.  The Company is to pay $3,125 per month beginning October 1, 2009 through September 1, 2015.  If the Company defaults on the payments, an amount of $500,000, less payments made on the settlement, becomes due on demand by Sony ATV.

Item 4.  Reserved

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

Quarter Ended	High	Low

December 31, 2009	$1.10	$0.03
September 30, 2009	$1.55	$0.75
June 30, 2009	$1.40	$0.57
March 31, 2009	$2.99	$0.57

December 31, 2008	$6.00	$1.01
September 31, 2008	$11.50	$4.05
June 30, 2008	$19.50	$4.199
March 31, 2008	$8.638	$0.48

There were approximately 90 holders of record of the Common Stock as of March 31, 2010. The Company has never paid a cash dividend on its Common Stock and does not anticipate the payment of a cash dividend in the foreseeable future. The Company intends to reinvest in its business operations any funds that could be used to pay a cash dividend. The Company's Common Stock is considered a "penny stock" as defined in the Commission's rules promulgated under the Exchange Act. In general, a security which is not quoted on NASDAQ or has a market price of less than $5.00 per share where the issuer does not have in excess of $2,000,000 in net tangible assets (none of which conditions the Company meets) is considered a penny stock. The Commission's rules regarding penny stocks impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally persons with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the rules, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Thus, the Rules affect the ability of broker-dealers to sell the Company's shares should they wish to do so because of the adverse effect that the Rules have upon liquidity of penny stocks. Unless the transaction is exempt under the Rules, under the Securities Enforcement Remedies and Penny Stock Reform Act of 1990, broker-dealers effecting customer transactions in penny stocks are required to provide their customers with (i) a risk disclosure document; (ii) disclosure of current bid and ask quotations if any; (iii) disclosure of the compensation of the broker-dealer and its sales personnel in the transaction; and (iv) monthly account statements showing the market value of each penny stock held in the customer's account. As a result of the penny stock rules the market liquidity for the Company's securities may be severely adversely affected by limiting the ability of broker-dealers to sell the Company's securities and the ability of purchasers of the securities to resell them.

RECENT SALES OF UNREGISTERED SECURITIES

In January 2010, the Company received proceeds of $50,000 related to convertible promissory note.  The note bears interest at 10%.  The note is convertible into common stock.  The Company has reserved 4,000,000 shares of common stock in the name of the lender for this possible conversion.

Item 6.  Selected Financial Data

Not applicable to smaller reporting companies.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements.  Forward-looking statements involve risks and uncertainties that could and in all likelihood will cause actual results to differ materially.  Factors that might cause or contribute to such differences include, but are not limited to, whether the Company can obtain financing as and when needed, competitive pressures, changes in consumer tastes away from the type of products the Company offers, changes in the economy that would leave less disposable income to be allocated to entertainment, the loss of any member of the Company’s management team and other factors over which the Company has no control.  When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are generally intended to identify forward-looking statements.  You should not place undue reliance on these forward-looking statements, which reflect the opinion of the Company’s management as of the date of this Annual Report.  The Company undertakes no obligation to publicly release any revisions to the forward-looking statements after the date of this document.  You should carefully review the documents the Company files from time to time with the Securities and Exchange Commission.  Throughout the Annual Report, the terms, the “Company,” “Interlink,” and words of similar meaning refer to Interlink-US-Network, Ltd.

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

During the year ended December 31, 2009, the Company sold 10,000 shares of Series B Convertible Preferred Stock.

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

Equity Incentive Plan

On February 10, 2009, the Company adopted the Interlink-U.S.-Network, Ltd. 2009 Equity Incentive Plan (“The Plan”).  The Plan gives the Company the authority to grant and issue up to 2,000,000 shares of common stock to eligible employees and consultants.  The grants may come in the form of options to purchase common stock, restricted stock awards or registered stock awards, in the discretion of the Company’s board of directors.  There were no options or stock granted at December 31, 2009.

Pending Litigation

In February of 2008, Mr. Lee Kasper filed suit against the Company, directors of the Company, and Jump Communications.  Management feels that the suit is unwarranted and plans to defend itself to the fullest extent.  No adjustments have been made to the financial statements at December 31, 2009 for this contingency.

Legal Settlement

In March of 2008, Sony ATV filed suit against the Company, its former President and Director Lee Kasper, and unrelated third parties claiming copyright violations in connection with the Company’s karaoke business, which was discontinued during prior years.  On August 17, 2009, there was a settlement agreement reached for $225,000.  The Company is to pay $3,125 per month beginning October 1, 2009 through September 1, 2015.  If the Company defaults on the payments, an amount of $500,000, less payments made on the settlement, becomes due on demand by Sony ATV.

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

Income Taxes.  The Company accounts for income taxes in accordance with ASC 740 (Formerly FASB No. 109), which is an asset and liability method of accounting requiring the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of accounting.  In assessing whether deferred tax assets will be realized, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

Common Stock Issued for Non-Cash Transactions.  It is the Company’s policy to value stock issued for non-cash transactions, such as services, at the fair market value of the goods or services received or the consideration granted, whichever is more readily determinable, at the date the transaction is negotiated.

Stock based Compensation.  Effective January 1, 2006, the Company adopted ASC 718 (Formerly FASB No. 123(R)), “Share-Based Payment:  An Amendment of FASB Statements No. 123 and 95” using the modified prospective method.  Under this method, compensation cost is recognized on or after the effective date for the portion of outstanding awards, for which the requisite service has not yet been rendered, based on the grant date fair value of those awards.

Results of Operations

Selected Statement Of Operations Data

Comparison of Year End Periods.  Summarized in the table below is statement of operations data comparing the year ended December 31, 2009 with the year ended December 31, 2008:

	Year Ended December 31,
	2009	2008	Increase/(Decrease)
Net (Loss)	$ (2,084,488)	$ (597,266)	$ (1,487,222)
Net Income Per Common Share from operations
Basic and Diluted	$ (0.32)	$ (0.21)	$ (0.11)

During the year ended December 31, 2009 we had a net loss of $2,084,488 compared to a net loss for the year ended December 31, 2008 of $597,266.  In 2009 we had a legal settlement in the amount of $245,000 and the impairment of fixed assets of $700,909.  In 2008, we entered into a license agreement with another company, which provided revenue of $1,000,000, which was offset by commissions relating to the license agreement in the amount of $460,000, as well as operating expenses, including $243,973 of research and development expenses.  In addition, we are still developing the Fred and have not incurred any revenue for this product.

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

On July 27, 2005, we borrowed $100,000 from Noel Gimbel, a related individual.  The interest rate on the loan was 10% per annum and the loan was due in full on June 15, 2006.  We used these funds to produce live music concerts.  Mr. Gimbel instituted legal action against the Company and Mr. Kasper to recover the amount of his loan and obtained a default judgment.  The default judgment against the Company was subsequently set aside.  The default judgment against Mr. Kasper was not set aside.  An agreement was reached with Mr. Gimbel and the loan has been paid off by the Company as of December 31, 2008.

During 2006, we received from Kickarock Productions, Inc. loans in the amount of $42,175.  The interest rate on the loans was 7% per annum, and the loan was due in December 2007.  The loan was subsequently settled for $25,000, which payment was made by the Company on April 15, 2008.

On December 26, 2008, we received a loan from Jump Communications in the amount of $100,000.  No due date has been established and the loan is unsecured.

During 2009, we received various loans from Jump Communications totaling $333,765.  No due date has been established and the loans are unsecured.

During 2009, we received various loans from ATTI totaling $430,583.  No due date has been established and the loans are unsecured.

Sources And Uses Of Cash

Summarized in the table below is information derived from our statements of cash flow comparing the year ended December 31, 2009 with the year ended December 31, 2008:

	Year Ended December 31,
	2009	2008
Net Cash Provided (Used) By
Operating Activities	$ (837,936)	$ (652,394)
Investing Activities	-	(7,082)
Financing Activities	754,348	743,885
Net Increase (Decrease) in Cash	$ (83,588)	$ 84,409

Operating Activities

During the year ended December 31, 2009, our net loss from operations was $2,084,488.  This included non-cash items of depreciation in the amount of $15,288 and the impairment of fixed assets of $700,909.  Cash was provided by the decrease of prepaid expenses of $16,023, the increase in accounts payable of $255,172, the increase in accrued liabilities of $43,535, and the increase in lease settlement payable of $215,625.

During the year ended December 31, 2008, our net loss from operations was $597,266.  This includes non-cash items of depreciation in the amount of $14,921, the issuance of stock for a legal settlement of $30,925, and the cancellation of debt in the amount of $71,813.  Cash was used by operations by the increase of prepaid expenses of $11,510, security deposits of $11,995, and the decrease in accounts payable of $3,056 and accrued expenses of $2,600.

Investing Activities

During the year ended December 31, 2009, the Company did not purchase any property and equipment.  During the year ended December 31, 2008, the Company purchased $7,082 of property and equipment.

Financing Activities

Financing activities for the year ended December 31, 2009 provided cash of $754,348.  We sold preferred stock, series B for cash in the amount of $90,000, and had proceeds from loans payable to related parties of $664,348.

Financing activities for the year ended December 31, 2008 provided net cash of $743,885.  We sold common stock for cash in the amount of $988,061, and had proceeds of a loan from a related party of $100,000, which were offset by the repayment of notes payable to a non-related party in the amount of $208,370 and a note payable to a related party in the amount of $135,806.

Commitments For Capital Expenditures

At December 31, 2009, we had no commitments for capital expenditures.

Going Concern

The financial statements included in this report are presented on the basis that the Company is a “going concern.”  Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time.  Our auditors have indicated that the following factors raise substantial doubt as to our ability to continue as a going concern:

•

we have an accumulated a deficit of $10,974,262 since inception;

•

we have a working capital deficit of $2,846,599; and

•

we continue to incur operating losses;

We believe that the following will help to eliminate this qualification:

•

Develop its newly licensed products and technology;

•

Obtain investors to fund the working capital needs of the company;

•

Reduce operating expenses; and

•

We are negotiating the payment of old outstanding payables.

Past Due Accounts Payable

Approximately $820,000 of accounts payable are over 90 days old.

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

As of December 31, 2009 we had available $1,268 of cash on hand and $2,846,599 of a working capital deficit.  Cash generated by our current operations is not sufficient to continue our business for the next twelve months.  We will need additional financing during the next 12 months to pay our costs and expenses, if they stay at current levels.  To the extent it becomes necessary to raise additional cash in the future, we will seek to raise it through the public or private sale of debt or equity securities, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing.  We may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities.  We cannot provide any assurances that we will be able to secure the additional cash or working capital we may require to expand our business and exploit the Company’s products and services.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies.

Item 8.  Financial Statements and Supplementary Data

The Financial Statements required by Item 310 of Regulation S-K are stated in U.S. dollars and are prepared in accordance with U.S. Generally Accepted Accounting Principles.

AUDIT REPORT

To the Board of Directors and Stockholders

Interlink-US-Network, LTD

Los Angeles, California

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Interlink-US-Network, LTD as of December 31, 2009 and 2008 and the related statements of income, stockholders’ equity, and cash flows for the years then ended.  Interlink’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interlink-US-Network, LTD  as of December 31, 2009 and 2008, and the results of its operations, stockholders’ equity, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Weaver & Martin, LLC

Kansas City, Missouri

April 15, 2010

INTERLINK-US-NETWORK, LTD.

BALANCE SHEETS

DECEMBER 31, 2009 AND 2008

	2009	2008
ASSETS
CURRENT ASSETS
Cash in bank	$ 1,268	$ 84,856
Prepaid expenses	6,357	18,586
TOTAL CURRENT ASSETS	7,625	103,442
PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION	22,939	739,136
OTHER ASSETS
Security deposits	11,995	11,995
Prepaid expenses	-	1,307
TOTAL OTHER ASSETS	11,995	13,302
TOTAL ASSETS	$ 42,559	$ 855,880
LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$ 875,455	$ 763,081
Accrued liabilities	160,958	85,803
Legal settlement, current portion	37,500	-
Advances from related parties	878,013	100,000
Notes payable, related party	248,762	248,762
Notes payable, other	653,536	653,536
TOTAL CURRENT LIABILITIES	2,854,224	1,851,182

LONG-TERM LIABILITIES
Legal settlement, net of current portion	178,125	-
STOCKHOLDERS’ (DEFICIT)
Preferred stock, Series A
Authorized - 30,000 shares, $0.001 par value
Issued and outstanding - 12,546 shares at December 31, 2009 and 17,753 at December 31, 2008	13	18
Additional paid in capital, preferred stock, series A	369,466	522,807
Preferred stock, Series B
Authorized – 500,000 shares, no par value
Issued and outstanding – 10,000 shares at December 31, 2009 and none at December 31, 2008	90,000	-
Common stock
Authorized 100,000,000 shares, no par value
Issued and outstanding – 10,145,987 shares at December 31, 2009 and 5,807,180 shares at December 31, 2008	7,524,993	7,371,647
Accumulated (deficit)	(10,974,262)	(8,889,774)
TOTAL STOCKHOLDERS’ (DEFICIT)	(2,989,790)	(995,302)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$ 42,559	$ 855,880

The accompanying notes are an integral part of these financial statements.

INTERLINK-US-NETWORK, LTD.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
SALES
LICENSING – ENCORE JOINT VENTURES, L.P.	$ 100,000	$ 1,000,000
LICENSING – OTHER.	1,430	21,408
TOTAL SALES	101,430	1,021,408

COST OF SALES	60,787	467,815
GROSS PROFIT	40,643	553,593

OPERATING EXPENSES
CONSULTING FEES	15,033	68,801
RESEARCH AND DEVELOPMENT	156,856	243,973
LEGAL EXPENSES	253,997	148,938
RENT EXPENSES	161,855	173,699
GENERAL AND ADMINISTRATIVE EXPENSES	540,549	514,277
TOTAL EXPENSES	1,128,290	1,149,688
OPERATING (LOSS)	(1,087,647)	(596,095)
OTHER INCOME (EXPENSE)
Interest expense	(50,132)	(72,184)
Loss on impairment of assets	(700,909)	-
Legal settlement	(245,000)	-
Cancellation of debt	-	71,813
TOTAL OTHER INCOME (EXPENSE)	(996,041)	(371)
(LOSS) FROM OPERATIONS BEFORE CORPORATION INCOME TAXES	(2,083,688)	(596,466)
CORPORATION INCOME TAXES	800	800
NET (LOSS)	$ (2,084,488)	$ (597,266)

NET (LOSS) PER COMMON SHARE FROM CONTINUING OPERATIONS BASIC AND DILUTED	$ (0.32)	$ (0.21)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	6,605,434	2,805,672

The accompanying notes are an integral part of these financial statements.

INTERLINK-US-NETWORK, LTD.

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	Common Stock		Preferred Stock A
	Shares Issued	Amount Issued	Shares Issued	Amount Issued	Paid In Capital	Preferred Stock B	Accumulated Deficit	Total

BALANCE, JANUARY 1, 2008	579,228	$ 6,174,577	23,800	$ 24	$ 700,885	$ -	$ (8,292,508)	$(1,417,022)
CONVERSION OF PREFERRED STOCK TO COMMON STOCK	5,037,626	178,084	(6,047)	(6)	(178,078)	-	-	-

ISSUANCE OF COMMON STOCK FOR:
CASH	187,200	988,061	-	-	-	-	-	988,061
LEGAL SETTLEMENT	3,126	30,925	-	-	-	-	-	30,925
NET (LOSS) FOR THE YEAR ENDED DECEMBER 31, 2008	-		-	-	-	-	(597,266)	(597,266)
BALANCE, DECEMBER 31, 2008	5,807,180	$ 7,371,647	17,753	$ 18	$ 522,807	$ -	$ (8,889,774)	$(995,302)

CONVERSION OF PREFERRED STOCK TO COMMON STOCK	4,338,807	$ 153,346	(5,207)	$ (5)	$ (153,341)	$ -	$ -	$ -
SALE OF PREFERRED STOCK B FOR CASH, NET OF EXPENSES	-	-	-	-	-	90,000	-	90,000
NET (LOSS) FOR THE YEAR ENDED DECEMBER 31, 2009	-	-	-	-	-	-	(2,084,488)	(2,084,488)
BALANCE, DECEMBER 31, 2009	10,145,987	$ 7,524,993	12,546	$ 13	$ 369,466	$ 90,000	$(10,974,262)	$(2,989,790)

The accompanying notes are an integral part of these financial statements.

INTERLINK-US-NETWORK, LTD.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) from operations	$ (2,084,488)	$ (597,266)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Depreciation	15,288	14,921
Issuance of common stock for legal settlement	-	30,925
Impairment of fixed assets	700,909	-
Cancellation of debt	-	(71,813)
Changes in operating assets and liabilities:
Prepaid expenses	16,023	(11,510)
Security deposit	-	(11,995)
Accounts payable	255,172	(3,056)
Accrued liabilities	43,535	(2,600)
Legal settlement payable	215,625	-
NET CASH (USED) BY OPERATING ACTIVITIES	(837,936)	(652,394)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	-	(7,082)

NET CASH (USED) BY INVESTING ACTIVITIES	-	(7,082)
CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock for cash	-	988,061
Sale of preferred stock, series B, for cash, net of expenses	90,000	-
Proceeds from advances from related parties	664,348	100,000
Repayment of notes payable, other	-	(208,370)
Repayment of notes payable, related parties	-	(135,806)

NET CASH PROVIDED BY FINANCING ACTIVITIES	754,348	743,885

NET INCREASE (DECREASE) IN CASH	(83,588)	84,409
CASH BALANCE, AT BEGINNING OF YEAR	84,856	447

CASH BALANCE, AT END OF YEAR	$ 1,268	$ 84,856

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID DURING THE PERIOD FOR:
Interest	$ 29,392	$ 83,191
Taxes	$ 800	$ 800

NON-CASH INVESTING AND FINANCING ACTIVITIES
Impairment of assets	$ 700,909	$ -
Cancellation of debt	$ -	$ 71,813
Issuance of common stock for legal settlement (3,126 shares)	$ -	$ 30,925

The accompanying notes are an integral part of these financial statements.

INTERLINK-US-NETWORK, LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

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

A.

The Company has accumulated a deficit of $10,974,262 since inception.

B.

The Company has a working capital deficit of $2,846,599.

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

The Company depreciates its property and equipment for financial reporting purposes using the straight-line method based upon the following useful lives of the assets.

Revenue Recognition

It is our policy that revenues will be recognized in accordance with ASC 605 (formerly SEC Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition.").  Under ASC 605, product revenues (or service revenues) are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable and collectability is reasonably assured.

INTERLINK-US-NETWORK, LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Disclosure About Fair Value of Financial Instruments

The Company has financial instruments, none of which are held for trading purposes.  The Company estimates that the fair value of all financial instruments at December 31, 2009 and 2008 as defined in ASC 825 (Formerly FASB No. 107), “Disclosures About Fair Value of Financial Instruments”, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.  See Note 19 for further details.

Income Taxes

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements.  Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in ASC 740 (Formerly FASB No. 109), “Accounting for Income Taxes”.  As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

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

Long-Lived Assets

ASC 360 (Formerly FASB No. 144), “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate.  The Company assesses the recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value.  The Company had $700,909 of property and equipment impaired during 2009, see Note 17 for details.  The Company didn’t have any impairment losses in 2008.

Research and Development

Research and development costs are expensed in the year incurred. For the years ended December 31, 2009 and 2008, there were research and development costs of $156,856 and $243,973, respectively.

Shipping and Handling Costs

The Company’s policy is to classify shipping and handling costs as part of cost of good sold in the statements of operations.

INTERLINK-US-NETWORK, LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

The FASB issued ASC 855 (formerly SFAS 165 “Subsequent Events”), incorporating guidance on subsequent events into authoritative accounting literature and clarifying the time following the balance sheet date which management reviewed for events and transactions that may require disclosure in the financial statements.  The Company has adopted this standard.  The standard increased our disclosure by requiring disclosure reviewing subsequent events.  ASC 855 is included in the “Subsequent Events” accounting guidance.

In April 2009, the FASB issued ASC 820 (formerly Staff Position No. FAS 157-4, Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”). ASC 820 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. FSP 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, FSP 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. The Company determined that adoption of FSP 157-4 did not have a material impact on its results of operations and financial position.

In July 2006, the FASB issued ASC 740 (formerly Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes”). ASC 740 sets forth a recognition threshold and valuation method to recognize and measure an income tax position taken, or expected to be taken, in a tax return. The evaluation is based on a two-step approach. The first step requires an entity to evaluate whether the tax position would “more likely than not,” based upon its technical merits, be sustained upon examination by the appropriate taxing authority. The second step requires the tax position to be measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement. In addition, previously recognized benefits from tax positions that no longer meet the new criteria would no longer be recognized. The application of this Interpretation will be considered a change in accounting principle with the cumulative effect of the change recorded to the opening balance of retained earnings in the period of adoption. Adoption of this new standard did not have a material impact on our financial position, results of operations or cash flows.

In April 2008, the FASB issued ASC 815 (formerly Emerging Issues Task Force (“EITF”) 07-05, "Determining whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock"). ASC 815 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. ASC 815 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The adoption of this pronouncement did not have a material impact on its financial position, results of operations or cash flows.

In June 2009, the FASB issued ASC 105 Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles. The FASB Accounting Standards Codification TM (the “Codification”) has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with Generally Accepted Accounting Principles (“GAAP”). All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. Rules and interpretive releases of the SEC issued under the authority of federal securities laws, however, will continue to be the source of authoritative generally accepted accounting principles for SEC registrants. Effective September 30, 2009, all references made to GAAP in our consolidated financial statements will include references to the new Codification. The Codification does not change or alter existing GAAP and, therefore, will not have an impact on our financial position, results of operations or cash flows.

INTERLINK-US-NETWORK, LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In June 2009, the FASB issued changes to the consolidation guidance applicable to a variable interest entity (VIE). FASB ASC 810, "Consolidation," amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity's economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. FASB ASC 810 also requires enhanced disclosures about an enterprise's involvement with a VIE. ASC 810 is effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009. This will not have an impact on the Company’s financial position, results of operations or cash flows.

In June 2009, the FASB issued Financial Accounting Standards Codification No. 860 - Transfers and Servicing. FASB ASC 860 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. ASC 860 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The adoption of ASC 860 will not have an impact on the Company’s financial statements.

International Financial Reporting Standards

In November 2008, the Securities and Exchange Commission (“SEC”) issued for comment a proposed roadmap regarding potential use of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board. Under the proposed roadmap, the Company would be required to prepare financial statements in accordance with IFRS in fiscal year 2014, including comparative information also prepared under IFRS for fiscal 2013 and 2012. The Company is currently assessing the potential impact of IFRS on its financial statements and will continue to follow the proposed roadmap for future developments.

NOTE 2

PROPERTY AND EQUIPMENT

At December 31, 2009 and 2008, property and equipment and accumulated depreciation consist of:

	2009	2008
Data transmission equipment	$ -	$ 700,909
Computer equipment	76,443	76,443
Computer software	-	51,239
	76,443	828,591
Less accumulated depreciation	53,504	89,455
	$ 22,939	$ 739,136

Depreciation expense for the years ended December 31, 2009 and 2008 was $15,288 and $14,921, respectively.  Our data transmission equipment was not in service at December 31, 2008 and subsequently written off due to its obsolescence.   See Note 17 for details.

NOTE 3

ACCOUNTS PAYABLE

A summary of the accounts payable at December 31, 2009 and 2008 is as follows:

	2009	2008
Warner/Chapell Music	$ 313,500	$ 313,500
Others	561,955	449,581
	$ 875,455	$ 763,081

INTERLINK-US-NETWORK, LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE 4

INCOME TAXES

Provision for income taxes

The provision for income taxes for the years ended December 31, 2009 and 2008 represents primarily California franchise taxes and consists of the following:

	2009	2008
Current	$ 800	$ 800
Deferred	$ -	$ -

Deferred Tax Components

	2009	2008
Net operating loss carryforwards	$ 695,000	$ 315,000
Less valuation allowance	(695,000)	(315,000)
Net deferred tax assets	$ -	$ -

Significant components of the Company’s deferred tax assets are as follows at December 31, 2009 and 2008:

	2009	2008
Summary of valuation allowance:
Balance, beginning of year	$ 315,000	$ 121,000
Change for the year	380,000	194,000
Balance, end of year	$ 695,000	$ 315,000

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

Net Operating Loss Carryforwards

The Company has a net operating loss carryforward of approximately $2,050,000 as of December 31, 2009.

On August 22, 2007, the Company sold 23,000 shares of Series A convertible preferred stock, which on a fully diluted basis is equal to 97.17% of the Company’s outstanding shares as of December 31, 2007.  As a result of this change of ownership, the company is only allowed to take 4.49% of the carryforwards for 2004 through 2006, and 100% of the carryforward for 2008 and 2009.

INTERLINK-US-NETWORK, LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE 5

NOTES PAYABLE, RELATED PARTY

	2009	2008

LEE KASPER (FORMER OFFICER/DIRECTOR OF THE COMPANY)

On August 1, 2005, Mr. Kasper loaned $350,000 to the Company.  The terms of the loan are as follows:

1.  Interest – 8% per annum.

2.  Thirty-six monthly payments of principal and interest in the amount of $10,968.

3.  The Company is currently in litigation regarding this loan.

4.  Principal balance at December 31, 2009 and 2008 is:

	$ 214,262	$ 214,262
Mr. Kasper provided the Company with advances and debt payments as necessary. The Company is currently in litigation regarding this loan. The principal balance at December 31, 2009 and 2008 is:	34,500	34,500

	248,762	248,762

Future minimum principal payments on the notes payable to others are as follows:

December 31, 2010	$ 248,762

The notes payable, related party is currently in litigation and therefore not being paid off.  Both notes are in default as of December 31, 2009.

NOTE 6

ADVANCES FROM RELATED PARTIES

The Company received advances from companies owned by officers of the Company at various times during the years ended December 31, 2009 and 2008.  As of December 31, 2009, there is no due date for the loans, and interest is being accrued at 3%.  Notes for these advances were finalized as of March 31, 2010.  The balances advanced from these related parties at December 31, 2009 and 2008 were $764,348 and $100,000, respectively.

As of December 31, 2009, the Company owes officers of the Company $113,665 in relation to Company expenses charged on the officer’s personal credit cards.  All personal items charged that were charged back to the Company have been recorded as compensation expense and included in general and administrative expenses on these financial statements.

NOTE 7

NOTES PAYABLE, OTHER

2009	2008

SMALL BUSINESS ADMINISTRATION AND COMERICA BANK LOAN

On July 12, 2000, the Company received a $900,000 Small Business Administration loan with Comerica Bank participation.  On August 12, 2009, Comerica sold the loan to an unrelated third-party.  The loan requires monthly payments of $7,488,

including interest at 1% over prime. The loan is secured by all assets of the

Company.  The loan matures on July 14, 2018 and is currently in default.  Effective interest rate at December 31, 2009 and 2008 was 5.25% and 6.00%, respectively.

$ 653,536	$ 653,536
$ 653,536	$ 653,536

Future minimum principal payments on the notes payable to others are as follows:

December 31, 2010	$ 653,536

Interest expense relating to all notes payable and advances was $50,132 and $72,184 for the years ended December 31, 2009 and 2008, respectively.  Accrued interest on all notes payable as of December 31, 2009 and 2008 was $67,034 and $14,674, respectively.

INTERLINK-US-NETWORK, LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE 8

PREFERRED STOCK, SERIES A

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

During 2009, Jump Communications exercised its rights to convert a portion of its shares of Series A convertible Preferred Stock to our Common Stock.  Jump converted 5,207 shares of Series A Convertible Preferred Stock into 4,388,807 shares of Common Stock.

As of December 31, 2009, there are 12,546 shares of Series A convertible preferred stock outstanding.

NOTE 9

PREFERRED STOCK, SERIES B

During the year ended December 31, 2009, the Company sold 10,000 shares of its Preferred stock, Series B for $100,000.  There was $10,000 of expenses related to the sale.  Preferred stock, Series B has no par value, has dividend and liquidation preference over common stock, and has no voting rights.  Each share of Series B Preferred is convertible into shares of Common stock at a rate of the greater of (a) $6.50 per share of Series B Preferred at the time of conversion or (b) the actual price per share of common stock based on the average trading price of the common stock for the ten days preceding the date of the notice of conversion.  The conversion period starts six months after the date of sale and ends after one year.  On the one year anniversary of the sale, June 6, 2010, the preferred is automatically converted into common.  There are 10,000 shares issued and outstanding as of December 31, 2009.  As of the date of this filing, no conversions have been made.

NOTE 10

COMMON STOCK

During the year ended December 31, 2008, the Company issued the following shares of common stock:

The Company sold 187,200 shares of common stock for $988,061.  Included in these sales are finder’s fees relating to the sale in the amount of $63,570.

The Company also issued 3,126 shares in satisfaction of a legal settlement in the amount of $30,925.

In July 2008, Jump Communications exercised its rights to convert a portion of its shares of Series A convertible Preferred Stock to our Common Stock (See Note 9).

During the year ended December 31, 2009, Jump Communications exercised its right to convert a portion of its shares of Series A convertible Preferred Stock to our Common Stock (See Note 9).

As of December 31, 2009 there are 10,145,987 shares of common stock outstanding.

INTERLINK-US-NETWORK, LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE 11

REAL ESTATE LEASES

On October 1, 2007, the Company entered into a twenty-four  month lease with Jump Communications, Inc., a related entity, for office and warehouse space in Los Angeles, California.  The base rental is $10,000 per month, plus operating costs.  The lease terminated on September 30, 2009 and was continued on a month to month basis through October of 2009.

On October 1, 2007, the Company entered into a twelve month lease with Jump Communications, Inc., a related entity, for office space in New York, New York.  The base rental is $3,100 per month, plus operating costs.  The lease term ended on September 30, 2008, and the Company continued on a month to month basis through November of 2009.  As of December 31, 2009, the Company has no office in New York.

In the fourth quarter of 2009, the Company began renting office space in Los Angeles, California on a month to month basis for $1,500 per month.  A month to month rental agreement was signed in January of 2010.

During the year ended December 31, 2009, the Company paid rental expenses on the personal residence of an officer of the Company.  These amounts totaled $67,586 and have been recorded as compensation expense on these financial statements.

There are no future lease commitments as of December 31, 2009.

Total rent expense for the years ended December 31, 2009 was $161,855.  The expenses were incurred as follows: New York office space of $44,033, Los Angeles office space of $115,089, and miscellaneous rent associated with storage space of $2,733.  Rent expense for the year ended December 31, 2008 was $173,699.

NOTE 12

CANCELLATION OF DEBT

The Company had a cancellation of debt in the amount of $71,813 during the year ended December 31, 2008.  This consisted of a forgiveness of accounts payable of $20,881, a forgiveness of accrued expenses of $26,546, and a partial forgiveness of a note payable to an unrelated party of $24,386, due to a legal settlement.

NOTE 13

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

There were no option or warrant issuances in 2008 or 2009.

During the year ended December 31, 2009, there were no cancelled warrants.  During the year ended December 31, 2008, 160,251 warrants were cancelled.

INTERLINK-US-NETWORK, LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE 13

STOCK OPTIONS AND WARRANTS (CONTINUED)

A summary of the option and warranty activity for the year ended December 31, 2008 follows:

	Shares Under Option	Weighted Average Exercise Price
Options outstanding at January 1, 2008	368,584	$ 25.80
Cancelled and expired	(160,251)	0.73
Options outstanding at December 31, 2008	208,333	$ 45.00

Information regarding stock options outstanding as of December 31, 2008 is as follows:

Price range	$ 45.00
Weighted average exercise price	$ 45.00
Weighted average remaining contractual life	4 years, 6 months

A summary of the option and warranty activity for the year ended December 31, 2009 follows:

	Shares Under Option	Weighted Average Exercise Price
Options outstanding at January 1, 2009	208,333	$ 45.00
Cancelled, expired or new issuances	-	-
Options outstanding at December 31, 2009	208,333	$ 45.00

Information regarding stock options outstanding as of December 31, 2009 is as follows:

Price range	$ 45.00
Weighted average exercise price	$ 45.00
Weighted average remaining contractual life	3 years, 6 months

NOTE 14

EARNINGS PER SHARE

Earnings per common share is based on the weighted average number of common shares outstanding during the year.  All stock options and warrants have exercise prices in excess of the December 31, 2009 and 2008 market price of the stock so they were not considered in the dilutive earnings per share calculation.  For the years ended December 31, 2009 and 2008, preferred stock was not considered in the earnings per share calculation because it was anti-dilutive.

NOTE 15

PENDING LITIGATION

In February of 2008, Mr. Kasper, a former officer/director of the Company, filed suit against the Company, directors of the Company, and Jump Communications.  Management feels that the suit is unwarranted and plans to defend itself to the fullest extent.  No adjustments have been made to the financial statements at December 31, 2009 for this contingency.

NOTE 16

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

INTERLINK-US-NETWORK, LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE 17

IMPAIRMENT OF ASSETS

As of December 31, 2009, the Company determined that $700,909 of its equipment, which was never placed in service, was unnecessary for business operations, and had no value to the Company.  The Company expensed $700,909 as an impairment loss as of December 31, 2009.

NOTE 18

LEGAL SETTLEMENT

In March of 2008, Sony ATV filed suit against the Company, its former President and Director Lee Kasper, and unrelated third parties claiming copyright violations in connection with the Company’s karaoke business, which was discontinued during prior years.  On August 17, 2009, there was a settlement agreement reached FOR $225,000.  The Company is to pay $3,125 per month beginning October 1, 2009 through September 1, 2015.  If the Company defaults on the payments, an amount of $500,000, less payments made on the settlement, becomes due on demand by Sony ATV.  The balance due at December 31, 2009 was $215,625

NOTE 19

FAIR VALUE MEASUREMENTS

The Company adopted ASC 820 at the beginning of 2009 to measure the fair value of certain of its financial assets required to be measured on a recurring basis.  The adoption of ASC 820 did not impact the Company’s financial condition or results of operations.  ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date.  A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability.  The three levels of the fair value hierarchy under ASC 820 are described below:

Level 1 –

Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access.

Level 2 –

Valuations based on quoted prices for similar assets and liabilities in active markets, quoted prices for identical assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

Level 3 –

Valuations based on inputs that are supportable by little or no market activity and that are significant to the fair value of the asset or liability.

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of December 31, 2008:

	Level 1	Level 2	Level 3	Fair Value
Cash	$ 84,856	$ -	$ -	$ 84,856
Accounts payable	-	763,081	-	763,081
Accrued liabilities	-	85,803	-	85,803
	$ 84,856	$ 848,884	$ -	$ 933,740

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of December 31, 2009:

	Level 1	Level 2	Level 3	Fair Value
Cash	$ 1,268	$ -	$ -	$ 1,268
Accounts payable	-	875,455	-	875,455
Accrued liabilities	-	160,958	-	160,958
	$ 1,268	$1,036,413	$ -	$1,037,681

INTERLINK-US-NETWORK, LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE 20

RELATED PARTY TRANSACTIONS

The Company received advances from companies owned by officers of the Company at various times during the years ended December 31, 2009 and 2008.  As of December 31, 2009, there is no due date for the loans, and interest is being accrued at 3%.  Notes for these advances were finalized as of March 31, 2010.  The balances advanced from these related parties at December 31, 2009 and 2008 were $764,348 and $100,000, respectively.

During the year ended December 31, 2009, the Company paid or accrued $128,575 to a company owned by officers of the Company for research and development and general and administrative expenses.

As of December 31, 2009, the Company owes officers of the Company $113,665 in relation to Company expenses charged on the officer’s personal credit cards.  All personal items charged that were charged back to the Company have been recorded as compensation expense and included in general and administrative expenses on these financial statements.

During the year ended December 31, 2009, the Company paid  $124,152 of various personal expenses on behalf of officers of the Company in relation to rent, auto leases, auto repairs and usage, auto insurance, and meals and entertainment.   These amounts have been recorded as compensation expense and are included in general and administrative expense on these financial statements.

NOTE 21

SUBSEQUENT EVENTS

Management has evaluated subsequent events through April 15, 2010, the date which the financial statements were available for issue.  The following subsequent events were noted:

In January 2010, the Company received proceeds of $50,000 related to convertible promissory note.  The note bears interest at 10%.  The note is convertible into common stock.  The Company has reserved 4,000,000 shares of common stock in the name of the lender for this possible conversion.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Farber & Hass LLP, the independent accountant who has been engaged by us as the principal accountant to audit our consolidated financial statements, was dismissed effective April 14, 2005.  On April 14, 2005, our Board of Directors approved the engagement of Weaver & Martin, LLC as our new principal independent accountant to audit our consolidated financial statements for the year ending December 31, 2005.

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

Item 9A(T).  Controls and Procedures.

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

During the evaluation of disclosure controls and procedures as of December 31, 2009 conducted during the preparation of our financial statements to be included in this annual Report on Form 10-K, no material weakness in internal control over financial reporting was identified.  The Company has concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Our management has concluded that, as of December 31, 2009, no material weakness existed in our financial statements.

(b) Changes in internal control over financial reporting. There were no changes in the Company's internal control over financial reporting during the fourth fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

The following table sets forth certain information regarding our Directors and executive officers.

Name	Age	Position
A. Frederick Greenberg	71	Chief Executive Officer, Director
Richard M. Greenberg	65	President, Secretary, Treasurer, Director

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

Item 11.  Executive Compensation.

The following table sets forth information as to the compensation paid or accrued to our officers and Directors, for the years ended December 31, 2009, December 31, 2008 and December 31, 2007:

SUMMARY COMPENSATION TABLE

				Securities
				Underlying		All Other	Total
Name and Principal		Salary	Bonus	Options/	Stock	Compensation	Compensation
Position	Year	($)	($)	SARs(1)	Awards	($)	($)
A. Frederick Greenberg	2009	--	--	--	--	62,076(1)	62,076
CEO, Director	2008	--	--	--	--	--	--
	2007	--	--	--	--	--	--

Richard M. Greenberg	2009	--	--	--	--	62,076(1)	62,076
President, Secretary,	2008	--	--	--	--	--	--
Treasurer, Director	2007	--	--	--	--	--	--

(1) Represents $124,152 of personal expenses of Mr. A. Frederick Greenberg and Mr. Richard Greenberg paid by the Company during the year ended December 31, 2009.  This consisted of $67,586 for rental of personal residence, $24,095 for car leases, $5,682 for car repairs and maintenance, $4,092 for car insurance, $6,490 for health insurance and $16,207 for meals and entertainment.

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

Outstanding Options Held by Officers and Directors As of December 31, 2009

As of December 31, 2009, any and all options previously granted under the 2001 NuTech Digital, Inc. Equity Incentive Plan either expired or were cancelled pursuant to terms of the Plan.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 30, 2010, information regarding the beneficial ownership of our common stock with respect to each of our executive officers, each of our Directors, each person known by us to own beneficially more than 5% of the common stock, and all of our Directors and executive officers as a group. Beneficial ownership is determined under the rules of the Securities and Exchange Commission and generally includes voting or investment power over securities. The term "executive officer" is defined as the Chief Executive Officer/President, Chief Financial Officer and the Vice-President. Each individual or entity named has sole investment and voting power with respect to the shares of common stock indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted.

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

(4) Based on 10,145,987 shares of common stock outstanding assuming the exercise of all options held by the Company’s current and former officers and Directors, and the conversion of all outstanding shares of Series A Convertible Preferred Stock.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

In order to fund working capital requirements, we have from time to time borrowed money from persons who are executive officers, Directors and/or beneficial holders of 5% or more of our common stock, or their affiliates. Our unpaid principal indebtedness to these persons is set forth below.

In July 2000, Mr. Kasper provided both his personal residence and his personal guaranty as security for a loan in the amount of $900,000 that we borrowed through the Small Business Administration. The Company currently makes monthly payments of $5,000. This loan is described in greater detail above under “Liquidity and Capital Resources.”

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

On June 18, 2004, Lee Kasper was granted an option to purchase 2,000,000 shares of common stock at a price of $0.385 per share, 110% of the fair market value on the date of grant. The term of the option is five years. Mr. Kasper had the right to purchase 1,000,000 shares if the Company earns at least $2,000,000 in any calendar quarter during the 2004 fiscal year. Mr. Kasper’s right to purchase an additional 500,000 shares would have vested if the Company earns at least $5,000,000 in revenues during the 2004 fiscal year. The right to purchase 500,000 shares would vest if the Company successfully produces at least two major music concerts during the 2004 fiscal year. A major music concert is defined as a concert having a production budget that is no less that $250,000. The Company has successfully produced two major music concerts during the 2004 fiscal year. As of December 31, 2004, the right to purchase 1,500,000 of those warrants had lapsed. No options remain as of December 31, 2009.

On June 18, 2004, our former Vice President and Director Joseph Giarmo was granted an option to purchase 300,000 shares of common stock at a price of $0.35 per share, the fair market value on the date of grant. The term of the option is ten years. The right to purchase 150,000 shares vested immediately, in recognition of Mr. Giarmo’s efforts in filming our first music concert. Mr. Giarmo was granted the right to purchase 50,000 shares if the Company earned at least $2,000,000 in any calendar quarter during the 2004 fiscal year. Mr. Giarmo’s right to purchase an additional 50,000 shares was to vest if the Company earned at least $5,000,000 in revenues during the 2004 fiscal year. The right to purchase 50,000 shares was to vest if the Company successfully produced at least two major music concerts during the 2004 fiscal year. A major music concert is defined as a concert having a production budget that is no less than $250,000. The Company successfully produced two major music concerts during the 2004 fiscal year. As of December 31, 2004, the right to purchase 100,000 of those warrants had lapsed. . No options remain as of December 31, 2009.

On June 18, 2004, our former Director Yegia Eli Aramyan was granted an option to purchase 100,000 shares of common stock at a price of $0.35 per share, the fair market value on the date of grant. The term of the option was ten years. The right to purchase 25,000 shares vest immediately, in recognition of Mr. Aramyan’s past service to the Company. The right to purchase the remaining 75,000 shares vests over a three year period, 25,000 shares per year, on the anniversary date of the date of grant.  No options remain as of December 31, 2009.

On September 1, 2004, our former Director Joseph Giarmo was granted an option to purchase 1,000,000 shares of common stock at a price of $0.26 per share, the fair market value on the date of grant. The term of the option was ten years. The right to purchase 500,000 shares vested on the date of grant while the right to purchase the remaining 500,000 shares vested on October 1, 2004. No options remain as of December 31, 2009.

On September 1, 2004, our former Director Jay Hergott was granted an option to purchase 40,000 shares of common stock at a price of $0.26 per share, the fair market value on the date of grant. The term of the option is ten years. The option vested immediately. No options remain as of December 31, 2009.

On March 17, 2005, the Company issued a warrant to acquire up to 3,000,000 shares of common stock at an exercise price of $0.14 to the Company’s former President, Lee Kasper. On April 26, 2005, the warrant was cancelled by mutual agreement of the Company and Mr. Kasper.  No options remain as of December 31, 2009.

On September 1, 2005, Lee Kasper was granted an option to purchase 6,000,000 shares of common stock at a price of $0.121 per share, 110% of the fair market value on the date of grant as an incentive to execute an Employment Agreement with the Company. The term of the option is five years. The option vested immediately. . No options remain as of December 31, 2009.

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

On October 1, 2007, the Company entered into a twenty-four month lease with Jump Communications, Inc. for office and warehouse space.  The base rental was $10,000 per month, plus operating costs.  The lease terminated on September 30, 2009.  Our Chief Executive Officer, A. Frederick Greenberg, is the principal shareholder and sole officer of Jump.

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

Item 14.  Principal Accountant Fees and Services.

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2009 and December 31, 2008 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

	December 31, 2009	December 31, 2008

(i) Audit Fees	$29,000	$29,000
(ii) Audit Related Fees	$0	$0
(iii) Tax Fees	$0	$0
(iv) All Other Fees	$0	$0

PART IV

Item 15.  Exhibits.

(a) EXHIBITS:

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation, as amended.(1)
3.2	Bylaws of Interlink-US-Network, Ltd.(1)
10.1	2001 NuTech Digital, Inc. Equity Incentive Plan, as amended August 13, 2003.(4)
10.2	Business Security Loan Agreement between NuTech Digital, Inc. and U.S. Bank N.A., dated as of March 20, 2002 including the Addendum and Amendment thereto. (1)
10.3	Letter of Intent between NuTech Digital, Inc. and Ritek Corp. dated as of August 6, 1996 (including Letter of Intent A).(1)
10.4	Promissory Note and Commercial Security Agreement memorializing Small Business Administration Loan between NuTech Digital, Inc. and Imperial Bank, SBA Department, dated as of July 12, 2000.(1)
10.5	Unconditional Guarantee signed by Lee Kasper in favor of Imperial Bank dated July 12, 2000.(1)
10.6

Lease Agreement between Kathy Shreiber, Todd Lorber and Hiroko (“Lessor”) and NuTech Digital, Inc. (“Lessee”) for the premises located at 7900 Gloria Avenue, Los Angeles, CA, dated as of March 10, 2001.(1)

10.7	Note Secured by Deed of Trust by and between Lee H. and Michelle Kasper and Skura Intercontinental Trading Company dated February 19, 2003.(2)
10.8	Deed of Trust dated February 19, 2003 by Lee H. Kasper and Michelle Kasper in favor of Skura Intercontinental Trading Company.(2)
10.9	Term Loan Agreement dated November 7, 2002 between Lee Kasper and U.S. Bank, N.A.(2)
10.10	Addendum to Term Loan Agreement dated November 7, 2002 between U.S. Bank N.A. and Lee Kasper. (2)
10.11	Form of Common Stock Purchase Agreement. (4)
10.12	Form of Warrant. (4)
10.13	Warrant issued to Brighton Capital, Ltd.(4)
10.14	Amended and Restated NuTech Digital, Inc. 2003 Consultant Stock Plan. (4)
10.15	Consulting Agreement dated February 18, 2004 between NuTech Digital, Inc. and Redwood Consultants, LLC.(4)
10.16	Agreement dated February 4, 2004 between NuTech Digital, Inc. and Brighton Capital, Ltd.(4)
10.17	Agreement dated January 29, 2004 between NuTech Digital, Inc. and Lyons Capital, LLP.(4)
10.18	Agreement dated February 2, 2004 between NuTech Digital, Inc. and Sloan Securities Corp.(4)
10.19	Agreement dated December 4, 2003 between NuTech Digital, Inc. and Queenstone Financial Corp., including an amendment thereto dated February 22, 2004(4)
10.20	Option grant to Lee Kasper dated June 18, 2004.(5)
10.21	Option grant to Joseph Giarmo dated June 18, 2004.(5)
10.22	Option grant to Yegia Eli Aramyan dated June 18, 2004.(5)
10.23	Option grant to Joseph Giarmo dated September 1, 2004.(5)
10.24	Employment Agreement with Lee Kasper dated September 1, 2005(6)
10.25	Option grant to Lee Kasper dated September 1, 2005 (6)
10.26	Heads of Agreement for Manufacturing and Distribution between Warner Elektra Atlantic Corporation and NuTech Digital, Inc. (7)
10.27	Consulting Agreement dated April 14, 2006 between the Company and Digital Acquisitions Company LLC (8)
10.28	Joint Venture Agreement with Coalition Media Group (9)
10.29	Video Licensing Agreement with MusicGiants, Inc. (10)
10.30	License Agreement Regarding Due Distribution(11)
10.31	License Agreement Regarding DVD Distribution(11)
10.32	Agreement with Jump Communications, Inc. (12)
10.33	Asset Purchase Agreement with NuTech (12)
10.34	License Agreement with NuTech (12)
10.35	Asset Purchase Agreement with NAC (12)
10.36	License Agreement with NAC (12)
10.37	Debt Conversion Agreement with Queenstone(12)
10.38	2009 Interlink-US-Network, Ltd. Equity Incentive Plan (13)

Exhibit No.	Description of Exhibit
31.1*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-OxleyAct of 2002*
31.2*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-OxleyAct of 2002*

32.1*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-OxleyAct of 2002*

32.2*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-OxleyAct of 2002*

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

* Filed herein

(b) REPORTS ON FORM 8-K:

The Company filed no reports on Form 8-K subsequent to the period covered by this report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 15, 2010	INTERLINK-US-NETWORK, LTD.

By: /s/ Richard M. Greenberg
President, Chief Financial
Officer and Duly Authorized
Officer (Principal accounting
and financial officer)

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ A. Frederick Greenberg	Chief Executive Officer,	April 15, 2010
A. Frederick Greenberg	and Director

/s/Richard M. Greenberg	President, Secretary,	April 15, 2010
Richard M. Greenberg	Treasurer and Director
(Chief Financial Officer)

40