Form 10-Q
period 2010-03-31
INTERLINK-US-NETWORK, LTD.
filed 2010-05-21
CIK 1144347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

For the quarterly period ended: March 31, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 21, 2010, the number of the Company's shares of no par value common stock outstanding was 10,145,987.

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

16

Item 4 – (Removed and Reserved)

16

Item 5 - Other Information

16

Item 6 - Exhibits

16

SIGNATURES

17

INTERLINK-US-NETWORK, LTD.

CONDENSED BALANCE SHEETS

MARCH 31, 2010 AND DECEMBER 31, 2009

	Unaudited	Audited
	March 31, 2010	December 31, 2009
ASSETS
CURRENT ASSETS
Cash in bank.	$ -	$ 1,268
Prepaid expenses	4,671	6,357
TOTAL CURRENT ASSETS	4,671	7,625
		22,939
OTHER ASSETS
Security deposits	11,995	11,995
TOTAL ASSETS	$ 36,042	$ 42,559
LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES
Bank overdraft	$ 3,369	$ -
Accounts payable	920,633	875,455
Accrued liabilities	155,913	160,958
Legal settlement, current portion.	37,500	37,500
Advances from related parties	852,561	878,013
Convertible note payable, net of discount of $16,667..	33,333	-
Notes payable, related party	248,762	248,762
Notes payable, other	645,888	653,536
TOTAL CURRENT LIABILITIES	2,897,959	2,854,224

LONG-TERM LIABILITIES
Legal settlement, net of current portion	168,750	178,125
STOCKHOLDERS’ (DEFICIT)
Preferred stock, Series A
Authorized - 30,000 shares, $0.001 par value
Issued and outstanding - 12,546 shares at March 31, 2010 and December 31, 2009.	13	13
Additional paid in capital, preferred stock, series A	369,466	369,466
Preferred stock, Series B
Authorized – 500,000 shares, no par value
Issued and outstanding – 10,000 shares at March 31, 2010 and December 31, 2009	90,000	90,000
Common stock
Authorized 100,000,000 shares, no par value
Issued and outstanding – 10,145,987 shares at March 31, 2010 and December 31, 2009	7,549,993	7,524,993
Accumulated (deficit)	(11,040,139)	(10,974,262)
TOTAL STOCKHOLDERS’ (DEFICIT)	(3,030,667)	(2,989,790)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$ 36,042	$ 42,559

The accompanying notes are an integral part of these financial statements.

INTERLINK-US-NETWORK, LTD.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

	2010	2009

SALES	$ 9,912	$ -

COST OF SALES	3,942	-
GROSS PROFIT	5,970	-

OPERATING EXPENSES
CONSULTING FEES	-	13,100
RESEARCH AND DEVELOPMENT	-	81,772
LEGAL EXPENSES	8,700	134,327
RENT EXPENSES	10,856	56,806
GENERAL AND ADMINISTRATIVE EXPENSES	32,088	130,551
TOTAL EXPENSES	51,644	416,556
OPERATING (LOSS)	(45,674)	(416,556)
OTHER INCOME (EXPENSE)
Interest expense	(20,203)	(2,077)
Legal settlement	-	(20,000)
TOTAL OTHER INCOME (EXPENSE)	(20,203)	(22,077)
(LOSS) FROM OPERATIONS BEFORE CORPORATION INCOME TAXES……………………...	(65,877)	(438,633)
CORPORATION INCOME TAXES	-	-
NET (LOSS)	$ (65,877)	$ (438,633)

NET (LOSS) PER COMMON SHARE BASIC AND DILUTED	$ (0.01)	$ (0.07)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING BASIC AND DILUTED	10,145,987	6,016,124

The accompanying notes are an integral part of these financial statements.

INTERLINK-US-NETWORK, LTD.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) from operations	$ (65,877)	$ (438,633)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Depreciation	3,563	3,822
Interest from beneficial conversion on convertible note payable	8,333	-
Changes in operating assets and liabilities:
Prepaid expenses	1,686	12,983
Accounts payable	45,178	149,702
Accrued liabilities	(5,045)	5,940
Legal settlement payable.	(9,375)	-
NET CASH (USED) BY OPERATING ACTIVITIES	(21,537)	(266,186)

CASH FLOWS FROM BY INVESTING ACTIVITIES	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	3,369	220
Proceeds from advances from related parties	24,104	186,311
Proceeds from convertible note payable.	50,000	-
Repayment of advances from related parties	(49,556)	-
Repayment of notes payable, other	(7,648)	-
Repayment of notes payable, related parties	-	(5,201)

NET CASH PROVIDED BY FINANCING ACTIVITIES	20,269	181,330

NET (DECREASE) IN CASH	(1,268)	(84,856)
CASH BALANCE, AT BEGINNING OF YEAR	1,268	84,856

CASH BALANCE, AT END OF YEAR	$ -	$ -

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID DURING THE PERIOD FOR:

Interest	$ -	$ 2,077
Taxes	$ -	$ -

NON-CASH FINANCING ACTIVITIES
Interest from beneficial conversion of convertible note payable	$ 8,667	$ -
Increase in stockholders’ equity from discount on convertible note payable	$ 25,000	$ -

The accompanying notes are an integral part of these financial statements.

INTERLINK-US-NETWORK, LTD.

CONDENSED NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2010 AND 2009

NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The interim financial statements of Interlink-US-Network, Ltd. are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited financial statements for the interim period presented. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.  Accordingly, your attention is directed to footnote disclosures found in December 31, 2009 Annual Report and particularly to Note 1, which includes a summary of significant accounting policies.

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

A.

The Company has accumulated a deficit of $11,040,139 since inception.

B.

The Company has a working capital deficit of $2,893,288.

C.

The Company continues to incur operating losses.

Management’s plans to eliminate the going concern situation include, but are not limited to:

A.

Develop its newly licensed products and technology.

B.

Obtain investors to fund the working capital needs of the company.

C.

Reduce operating expenses.

D.

Negotiate the payment of old outstanding payables.

INTERLINK-US-NETWORK, LTD.

CONDENSED NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2010 AND 2009

NOTE 2

CONVERTIBLE NOTE PAYABLE

On January 6, 2010, the Company entered into a Securities Purchase Agreement providing for the issuance of a Convertible Note in the principal amount of $50,000.  The Company must reserve an initial amount of 4,000,000 shares of its common stock, which is to be convertible on October 6, 2010. The note bears interest at a rate of 8% and may not be prepaid without the written consent of the holder.  The note shall be converted at a rate 50% (the applicable percentage) multiplied by the market price, which is calculated by taking the lowest three trading prices for the common stock over the ten day trading period prior to the conversion date, which calculates to $0.01583 per share.  The closing price of the stock on the day the Note was entered into was $0.03, causing a beneficial conversion of $0.01417 per share.  The beneficial conversion is limited to 50% of the note proceeds, and therefore the discounted amount is $25,000, which is amortized on a monthly basis equally from January 6, 2010 through October 6, 2010, and included in interest expense.  The total discount remaining at March 31, 2010 is $16,667.

NOTE 3

PREFERRED STOCK, SERIES A

During 2009, Jump Communications exercised its rights to convert a portion of its shares of Series A convertible Preferred Stock to our Common Stock.  Jump converted 5,207 shares of Series A Convertible Preferred Stock into 4,388,807 shares of Common Stock.

There were no transactions during the three months ended March 31, 2010.

As of March 31, 2010, there are 12,546 shares of Series A convertible preferred stock outstanding.

NOTE 4

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

There were no transactions during the three months ended March 31, 2010

There are 10,000 shares issued and outstanding as of March 31, 2010.  As of the date of this filing, no conversions have been made.

NOTE 5

COMMON STOCK

During the year ended December 31, 2009, Jump Communications exercised its right to convert a portion of its shares of Series A convertible Preferred Stock to our Common Stock (See Note 3).

There were no transactions during the three months ended March 31, 2010.

As of March 31, 2010 there are 10,145,987 shares of common stock outstanding.

NOTE 6

PENDING LITIGATION

In February of 2008, Mr. Kasper, a former officer/director of the Company, filed suit against the Company, directors of the Company, and Jump Communications.  Management feels that the suit is unwarranted and plans to defend itself to the fullest extent.  No adjustments have been made to the financial statements at March 31, 2010 for this contingency.

INTERLINK-US-NETWORK, LTD.

CONDENSED NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2010 AND 2009

NOTE 7

LEGAL SETTLEMENT

In March of 2008, Sony ATV filed suit against the Company, its former President and Director Lee Kasper, and unrelated third parties claiming copyright violations in connection with the Company’s karaoke business, which was discontinued during prior years.  On August 17, 2009, there was a settlement agreement reached for $225,000.  The Company is to pay $3,125 per month beginning October 1, 2009 through September 1, 2015.  If the Company defaults on the payments, an amount of $500,000, less payments made on the settlement, becomes due on demand by Sony ATV.  The balance due at March 31, 2010 was $206,250.

NOTE 8

SUBSEQUENT EVENTS

Management has evaluated subsequent events through May 21, 2010, the date which the financial statements were available for issue.  There were no subsequent events related to these financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements.  Forward-looking statements involve risks and uncertainties that could and in all likelihood will cause actual results to differ materially.  Factors that might cause or contribute to such differences include, but are not limited to, whether the Company can obtain financing as and when needed, competitive pressures, changes in consumer tastes away from the type of products the Company offers, changes in the economy that would leave less disposable income to be allocated to entertainment, the loss of any member of the Company’s management team and other factors over which the Company has no control.  When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are generally intended to identify forward-looking statements.  You should not place undue reliance on these forward-looking statements, which reflect the opinion of the Company’s management as of the date of this Annual Report.  The Company undertakes no obligation to publicly release any revisions to the forward-looking statements after the date of this document.  You should carefully review the documents the Company files from time to time with the Securities and Exchange Commission.  Throughout the Quarterly Report, the terms the “Company,” “Interlink,” and words of similar meaning refer to Interlink-US-Network, Ltd.

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

Equity Incentive Plan

On February 10, 2009, the Company adopted the Interlink-U.S.-Network, Ltd. 2009 Equity Incentive Plan (“The Plan”).  The Plan gives the Company the authority to grant and issue up to 2,000,000 shares of common stock to eligible employees and consultants.  The grants may come in the form of options to purchase common stock, restricted stock awards or registered stock awards, in the discretion of the Company’s board of directors.  There were no options or stock granted at Marcy 31, 2010.

Pending Litigation

In February of 2008, Mr. Lee Kasper filed suit against the Company, directors of the Company, and Jump Communications.  Management feels that the suit is unwarranted and plans to defend itself to the fullest extent.  No adjustments have been made to the financial statements at March 31, 2010 for this contingency.

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

Results of Operations

Selected Statement Of Operations Data

Comparison of Year End Periods.  Summarized in the table below is statement of operations data comparing the three months ended March 31, 2010 with the three months ended March 31, 2009:

	Three Months Ended		Increase/(Decrease)
	March 31, 2010	March 31, 2009

Net (Loss)	$ (65,877)	$ (438,633)	$ (372,756)
Net Income Per Common Share from operations
Basic and Diluted	$ (0.01)	$ (0.07)	$ (0.06)

During the three months ended March 31, 2010 we had a net loss of $65,877 compared to a net loss for the three months ended March 31, 2009 of $438,633.  During the three months ended March 31, 2010, we significantly reduced our expenditures, including research and development, rent and general and administrative.  During the three months ended March 31, 2009 we had a legal settlement in the amount of $20,000 and legal fees in the amount of $134,327 associated with that settlement, as well as $81,772 of research and development expenses associated with the development of new products.

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

During 2009 and 2010, we received various loans from Jump Communications totaling $298,182.  No due date has been established and the loans are unsecured.

During 2009, we received various loans from ATTI totaling $320,583.  No due date has been established and the loans are unsecured.

On January 6, 2010, the Company entered into a Securities Purchase Agreement providing for the issuance of a Secured Convertible Note in the principal amount of $50,000.  The Company is instructed to reserve an initial amount of 4,000,000 shares of its common stock, which is to be convertible on October 6, 2010.  The note bears interest at a rate of 8% and may not be prepaid without the written consent of the holder.  The note shall be converted at a rate 50% (the applicable percentage) multiplied by the market price, which is calculated by taking the lowest three trading prices for the common stock over the ten day trading period prior to the conversion date, which calculates to $0.01583 per share.  The closing price of the stock on the day the Note was entered into was $0.03, causing a beneficial conversion of $0.01417 per share.  The beneficial conversion is limited to 50% of the note proceeds, and therefore the discounted amount is $25,000, which is amortized on a monthly basis equally from January 6, 2010 through October 6, 2010, and included in interest expense.  The total discount remaining at March 31, 2010 is $16,667.    .

Sources And Uses Of Cash

Summarized in the table below is information derived from our statements of cash flow comparing the three months ended March 31, 2010 with the three months ended March 31, 2009:

Three Months Ended
	March 31, 2010	March 31, 2009
Net Cash Provided (Used) By
Operating Activities	$ (21,537)	$ (266,186)
Investing Activities	-	-
Financing Activities	20,269	181,330

Net Increase (Decrease) in Cash	$ (1,268)	$ (84,856)

Operating Activities

During the three months ended March 31, 2010, our net loss from operations was $65,877.  This included the non-cash items of depreciation in the amount of $3,563 and interest from the beneficial conversion on the convertible note payable in the amount of $8,333.  Cash was provided by the decrease of prepaid expenses of $1,686 and the increase in accounts payable of $45,178.  These were offset by the decrease in accrued liabilities of $5,045 and the decrease of legal settlement payable of $9,375.

During the three months ended March 31, 2009, our net loss from operations was $438,633, which included the non-cash item of depreciation in the amount of $3,822.  We had cash provided by the decrease in prepaid expenses of $12,983, the increase of accounts payable of $149,702 and the increase of accrued expenses of $5,940.

Investing Activities

During the three months ended March 31, 2010 and 2009, the Company did not have any investing activities.

Financing Activities

Financing activities for the three months ended March 31, 2010 provided cash of $20,269.  We had a bank overdraft in the amount of $3,369, proceeds from advances from related parties in the amount of $24,104, and proceeds from a convertible note payable in the amount of $50,000.  We also had repayments of advances from related parties in the amount of $49,556 and repayments of notes payable to unrelated parties in the amount of $7,648.

Financing activities for the three months ended March 31, 2009 provided net cash of $181,330.  We had a bank overdraft in the amount of $220, and proceeds from advances from related parties in the amount of $186,311.  We also had the repayment of notes payable to related parties in the amount of $5,201.

Commitments For Capital Expenditures

At March 31, 2010, we had no commitments for capital expenditures.

Going Concern

The financial statements included in this report are presented on the basis that the Company is a “going concern.”  Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time.  Our auditors have indicated that the following factors raise substantial doubt as to our ability to continue as a going concern:

•

we have an accumulated a deficit of $11,040,139 since inception;

•

we have a working capital deficit of $2,893,288; and

•

we continue to incur operating losses;

We believe that the following will help to eliminate this qualification:

•

Develop its newly licensed products and technology;

•

Obtain investors to fund the working capital needs of the company;

•

Reduce operating expenses; and

•

We are negotiating the payment of old outstanding payables.

Past Due Accounts Payable

Approximately $885,000 of accounts payable is over 90 days old.

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

As of March 31, 2010 we had no cash on hand available and $2,893,288 of a working capital deficit.  Cash generated by our current operations is not sufficient to continue our business for the next twelve months.  We will need additional financing during the next 12 months to pay our costs and expenses, if they stay at current levels.  To the extent it becomes necessary to raise additional cash in the future, we will seek to raise it through the public or private sale of debt or equity securities, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing.  We may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities.  We cannot provide any assurances that we will be able to secure the additional cash or working capital we may require to expand our business and exploit the Company’s products and services.

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

In March of 2008, Sony ATV filed suit against the Company, its former President and Director Lee Kasper, and unrelated third parties claiming copyright violations in connection with the Company’s karaoke business, which was discontinued during prior years.  On August 17, 2009, there was a settlement agreement reached for $225,000.  The Company is to pay $3,125 per month beginning October 1, 2009 through September 1, 2015.  If the Company defaults on the payments, an amount of $500,000, less payments made on the settlement, becomes due on demand by Sony ATV.  The balance due at March 31, 2010 was $206,250.

ITEM 1A.  RISK FACTORS

Interlink-US-Network, Ltd. is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND THE COMPANY USE OF PROCEEDS

During the three months ended March 31, 2010, the Company entered into the following transactions with respect to its equity securities:

On January 6, 2010, the Company entered into a Securities Purchase Agreement providing for the issuance of a Convertible Note in the principal amount of $50,000.  The Company must reserve an initial amount of 4,000,000 shares of its common stock, which is to be convertible on October 6, 2010. The note bears interest at a rate of 8% and may not be prepaid without the written consent of the holder.  The note shall be converted at a rate 50% (the applicable percentage) multiplied by the market price, which is calculated by taking the lowest three trading prices for the common stock over the ten day trading period prior to the conversion date, which calculates to $0.01583 per share.  The closing price of the stock on the day the Note was entered into was $0.03, causing a beneficial conversion of $0.01417 per share.  The beneficial conversion is limited to 50% of the note proceeds, and therefore the discounted amount is $25,000, which is amortized on a monthly basis equally from January 6, 2010 through October 6, 2010, and included in interest expense.  The total discount remaining at March 31, 2010 is $16,667.

During 2009, Jump Communications exercised its rights to convert a portion of its shares of Series A convertible Preferred Stock to our Common Stock.  Jump converted 5,207 shares of Series A Convertible Preferred Stock into 4,388,807 shares of Common Stock.

There were no transactions during the three months ended March 31, 2010.

As of March 31, 2010, there are 12,546 shares of Series A convertible preferred stock outstanding.

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

There were no transactions during the three months ended March 31, 2010

There are 10,000 shares issued and outstanding as of March 31, 2010.  As of the date of this filing, no conversions have been made.

During the year ended December 31, 2009, Jump Communications exercised its right to convert a portion of its shares of Series A convertible Preferred Stock to our Common Stock (See Note 3).

There were no transactions during the three months ended March 31, 2010.

As of March 31, 2010 there are 10,145,987 shares of common stock outstanding.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

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

May 21, 2010	INTERLINK-US-NETWORK, LTD.

By: /s/ Richard M. Greenberg
President, Chief Financial
Officer and Duly Authorized
Officer (Principal accounting
and financial officer)

17