Form 10-Q
period 2010-06-30
INTERLINK-US-NETWORK, LTD.
filed 2010-08-16
CIK 1144347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 16, 2010, the number of the Company's shares of no par value common stock outstanding was 12,946,248.

INDEX

PART I - FINANCIAL INFORMATION

3

ITEM 1 – FINANCIAL STATEMENTS

3

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

9

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

14

ITEM 4T. CONTROLS AND PROCEDURES

14

PART II - OTHER INFORMATION

15

ITEM 1. LEGAL PROCEEDINGS

15

ITEM 1A.  RISK FACTORS

15

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND THE COMPANY USE OF PROCEEDS

15

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

16

ITEM 4. (REMOVED AND RESERVED)

16

ITEM 5. OTHER INFORMATION

16

ITEM 6. EXHIBITS

16

PART I - FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

INTERLINK-US-NETWORK, LTD.

CONDENSED BALANCE SHEETS

JUNE 30, 2010 AND DECEMBER 31, 2009

	Unaudited	Audited
	June 30, 2010	December 31, 2009
ASSETS
CURRENT ASSETS
Cash in bank	$ -	$ 1,268
Prepaid expenses	612	6,357
TOTAL CURRENT ASSETS	612	7,625
PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION	15,905	22,939
OTHER ASSETS
Security deposits	11,995	11,995
TOTAL ASSETS	$ 28,512	$ 42,559
LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
CURRENT LIABILITIES
Bank overdraft.	$ 43	$ -
Accounts payable	367,904	875,455
Accrued liabilities	87,394	160,958
Legal settlement, current portion	37,500	37,500
Advances from related parties	865,063	878,013
Convertible notes payable, net of discount of $19,792	57,708	-
Notes payable, related party	248,762	248,762
Notes payable, other	645,888	653,536
TOTAL CURRENT LIABILITIES	2,310,262	2,854,224
LONG-TERM LIABILITIES
Legal settlement, net of current portion	159,375	178,125
STOCKHOLDERS’ (DEFICIT)
Preferred stock, Series A
Authorized - 30,000 shares, $0.001 par value
Issued and outstanding - 12,546 shares at June 30, 2010 and December 31, 2009	13	13
Additional paid in capital, preferred stock, series A	369,466	369,466
Preferred stock, Series B
Authorized – 500,000 shares, no par value
Issued and outstanding – No shares at June 30, 2010 and 10,000 shares at December 31, 2009	-	90,000
Common stock
Authorized 100,000,000 shares, no par value
Issued and outstanding – 11,170,987 shares at June 30, 2010 and 10,145,987 shares at December 31, 2009	7,631,993	7,524,993
Common stock owed but not issued, 20,000 shares at June 30, 2010 and no shares at December 31, 2009	90,000	-
Accumulated (deficit).	(10,532,597)	(10,974,262)
TOTAL STOCKHOLDERS’ (DEFICIT)	(2,441,125)	(2,989,790)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$ 28,512	$ 42,559

The accompanying notes are an integral part of these financial statements.

INTERLINK-US-NETWORK, LTD.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

UNAUDITED

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
SALES
LICENSING – ENCORE JOINT VENTURES, L.P.	$ -	$ 100,000	$ 9,912	$ 100,000
COST OF SALES	-	59,097	3,942	59,097
GROSS PROFIT (LOSS)	-	40,903	5,970	40,903

OPERATING EXPENSES
CONSULTING FEES	2,250	825	2,250	13,925
RESEARCH AND DEVELOPMENT	-	45,376	-	127,148
LEGAL EXPENSES	8,440	67,451	17,140	201,778
RENT EXPENSES	18,281	62,690	29,137	119,496
GENERAL AND ADMINISTRATIVE EXPENSES	59,855	153,533	91,943	284,084
TOTAL EXPENSES	88,826	329,875	140,470	746,431
OPERATING (LOSS)	(88,826)	(288,972)	(134,500)	(705,528)
OTHER INCOME (EXPENSE)
Interest expense	(20,724)	(16,889)	(40,927)	(18,966)
Legal settlement	-	-	-	(20,000)
Loss on impairment of assets	-	(700,909)	-	(700,909)
Gain on extinguishment of accounts payable.	617,092	-	617,092	-
TOTAL OTHER INCOME (EXPENSE)	596,368	(717,798)	576,165	(739,875)
NET INCOME (LOSS)	$ 507,542	$(1,006,770)	$ 441,665	$(1,445,403)
NET INCOME (LOSS) PER COMMON SHARE BASIC	$ 0.05	$ (0.16)	$ 0.04	$ (0.24)
DILUTED	$ 0.02	N/A	$ 0.02	N/A
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING BASIC	10,179,778	6,187,033	10,162,976	6,102,051
DILUTED	20,634,736	N/A	20,617,934	N/A

The accompanying notes are an integral part of these financial statements.

INTERLINK-US-NETWORK, LTD.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) from operations	$ 441,665	$ (1,445,403)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Depreciation	7,034	7,644
Interest from beneficial conversion on convertible note payable	18,958	-
Common stock issued for accounting and consulting services	11,250	-
Gain on extinguishment of accounts payable	(617,092)	-
Impairment of assets	-	700,909
Changes in operating assets and liabilities:
Prepaid expenses	5,745	14,194
Accounts payable	109,541	227,490
Accrued liabilities	(73,564)	26,969
Legal settlement payable	(18,750)	-
NET CASH (USED) FROM OPERATING ACTIVITIES	(115,213)	(468,197)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	43	3,890
Sale of preferred stock, series B, for cash	-	90,000
Sale of common stock for cash	57,000
Proceeds from advances from related parties	98,064	-
Proceeds from convertible note payable	77,500	-
Proceeds from loan payable, other	-	297,099
Repayment of advances from related parties	(111,014)	-
Repayment of notes payable, other	(7,648)	-
Repayment of notes payable, related parties	-	(7,648)

NET CASH PROVIDED BY FINANCING ACTIVITIES	113,945	383,341

NET (DECREASE) IN CASH	(1,268)	(84,856)
CASH BALANCE, AT BEGINNING OF PERIOD	1,268	84,856

CASH BALANCE, AT END OF PERIOD	$ -	$ -

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID DURING THE PERIOD FOR:

Interest	$ 7,488	$ 18,966

NON-CASH FINANCING ACTIVITIES
Interest from beneficial conversion of convertible note payable	$ 18,958	$ -
Increase in stockholders’ equity from discount on convertible note payable	$ 38,750	$ -
Common stock issued for accounting and consulting services	$ 11,250	$ -

The accompanying notes are an integral part of these financial statements.

INTERLINK-US-NETWORK, LTD.

CONDENSED NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2010 AND 2009

NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The interim financial statements of Interlink-US-Network, Ltd. are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited financial statements for the interim period presented. Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.  Accordingly, your attention is directed to footnote disclosures found in December 31, 2009 Annual Report and particularly to Note 1, which includes a summary of significant accounting policies.

Nature of Business

On August 22, 2007, Interlink-US-Network, Ltd. changed its business operations to the marketing and sale of its exclusive line of devices and services for the distribution of entertainment video, 2WayTV (videophone) and internet access.  Among its hardware products is the SDI-2 wireless video distribution point for surveillance, remote data and entertainment video including 1080P High Definition Video.  Also among the Company’s hardware products is the FRED, a set top unit that enables all of the Company’s services in the home and at the office.  The Company continues to use its previously developed technology for the distribution of Video on Demand.  This service is being integrated into the new line of equipment as well, using existing servers that provide on-line purchasing interfaces with major credit card services and real time delivery of video.  (See Note 9.)

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

A.

The Company has accumulated a deficit of $10,532,597 since inception.

B.

The Company has a working capital deficit of $2,309,650.

C.

The Company continues to incur operating losses.

NOTE 2

CONVERTIBLE NOTE PAYABLE

On January 6, 2010, the Company entered into a Securities Purchase Agreement providing for the issuance of a Convertible Note in the principal amount of $50,000.  The Company must reserve an initial amount of 4,000,000 shares of its common stock, which is to be convertible on October 6, 2010. The note bears interest at a rate of 8% and may not be prepaid without the written consent of the holder.  The note shall be converted at a rate 50% of the note proceeds, and therefore the discounted amount is $25,000, which is amortized on a monthly basis equally from January 6, 2010 through October 6, 2010, and included in interest expense.

On May 4, 2010, the Company entered into a Securities Purchase Agreement providing for the issuance of a Convertible Note in the principal amount of $27,500.  The note will be converted into shares based on 50% of the market value, which is determined based on the lowest three trading prices during the ten day trading period ending one day prior to the date the Conversion Notice is sent by the holder to the Company, which is to be on or around January 4, 2011. The note bears interest at a rate of 8% and may not be prepaid without the written consent of the holder.  The note shall be converted at a rate 50% of the note proceeds, and therefore

INTERLINK-US-NETWORK, LTD.

CONDENSED NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2010 AND 2009

the discounted amount is $13,750, which is amortized on a monthly basis equally from May 4, 2010 through January 4, 2011, and included in interest expense.

The total discount remaining at June 30, 2010 is $19,792.

NOTE 3

PREFERRED STOCK, SERIES A

During 2009, Jump Communications exercised its rights to convert a portion of its shares of Series A convertible Preferred Stock to our Common Stock.  Jump converted 5,207 shares of Series A Convertible Preferred Stock into 4,388,807 shares of Common Stock.

There were no transactions during the six months ended June 30, 2010.

As of June 30, 2010, there are 12,546 shares of Series A convertible preferred stock outstanding.

NOTE 4

PREFERRED STOCK, SERIES B

During the year ended December 31, 2009, the Company sold 10,000 shares of its Preferred stock, Series B for $100,000.  There was $10,000 of expenses related to the sale.  Preferred stock, Series B has no par value, has dividend and liquidation preference over common stock, and has no voting rights. Each share of Series B Preferred is convertible into shares of Common stock at a rate of the greater of (a) $6.50 per share of Series B Preferred at the time of conversion or (b) the actual price per share of common stock based on the average trading price of the common stock for the ten days preceding the date of the notice of conversion.  The conversion period starts six months after the date of sale and ends after one year.  On the one year anniversary of the sale, June 6, 2010, the preferred was automatically converted into 20,000 shares of common, which have not been issued as of June 30, 2010.

There are no shares issued or outstanding as of June 30, 2010.

NOTE 5

COMMON STOCK

During the year ended December 31, 2009, Jump Communications exercised its right to convert a portion of its shares of Series A convertible Preferred Stock to its Common Stock (See Note 3).

On June 6, 2010, the Company converted its Series B convertible Preferred Stock to 20,000 shares of its Common Stock (See Note 4).  As of June 30, 2010, these shares have not been issued.

On June 29, 2010, the Company issued 1,025,000 shares of stock, with an aggregate value of $68,250 to three shareholders of the Company.  A total of 375,000 shares, with an aggregate value of $11,250, were issued to the shareholders for services performed, and 650,000, with an aggregate value of $57,000, were issued sold for cash and transferred to advances to related parties.

As of June 30, 2010 there are 11,170,987 shares of common stock outstanding.

As of June 30, 2010 and 2009, there are 208,333 options outstanding at an exercise price of $45 per share.

NOTE 6

PENDING LITIGATION

In February of 2008, Mr. Kasper, a former officer/director of the Company, filed suit against the Company, directors of the Company, and Jump Communications.  Management feels that the suit is unwarranted and plans to defend itself to the fullest extent.  No adjustments have been made to the financial statements at June 30, 2010 for this contingency.

NOTE 7

LEGAL SETTLEMENT

In March of 2008, Sony ATV filed suit against the Company, its former President and Director Lee Kasper, and unrelated third parties claiming copyright violations in connection with the Company’s karaoke business, which was discontinued during prior years.  On August 17, 2009, there was a settlement agreement reached for $225,000.  The Company is to pay $3,125 per month beginning October 1, 2009 through September 1, 2015.  If the Company defaults on the payments, an amount of $500,000, less payments made on the settlement, becomes due on demand by Sony ATV.  The balance due at June 30, 2010 was $196,875.

INTERLINK-US-NETWORK, LTD.

CONDENSED NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2010 AND 2009

NOTE 8

GAIN ON EXTINGUISHEMENT OF ACCOUNTS PAYABLE

During the six months ended, the Company had a gain on extinguishment of accounts payable in the amount of $617,092 which consists of forgiveness of outstanding accounts payable.

NOTE 9

SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date which the financial statements were available for issue.  The following are subsequent events related to these financial statements:

Pursuant to the 8-K filed on June 28, 2010, Interlink-US-Network, Ltd. (the "Company," "Interlink," "we," and "us") entered into a series of agreements with The VeriGreen Group, LLC ("VeriGreen" and the "Agreements") pursuant to which the Company agreed to acquire certain assets from VeriGreen including the rights to manufacture, market, sell and distribute permeable pavers under the name Permapave ("Permapave"), and various other assets from VeriGreen in exchange for the issuance of one million shares of our Common Stock and 10,000 Series A Preferred Stock to VeriGreen. In addition, our majority shareholder Jump Communications, Inc. ("Jump") agreed to sell all of its shares of our Common Stock and Series A Preferred Stock to VeriGreen, in exchange for a payment of $400,000 plus the assumption of all outstanding liabilities of the Company and to create a new corporate structure to exploit and market our existing businesses as well as new businesses enabled by the Company's acquired assets and technology licenses. Jump has already delivered its shares of Common Stock and Series A Preferred Stock to VeriGreen.  We issued VeriGreen shares of Common Stock and convertible shares of Preferred Stock which will convert into a number of common shares that will result in VeriGreen owning 72% of our outstanding shares on a fully diluted basis as of the closing of the VeriGreen Stock Purchase Agreement.  Also, in connection with the transaction, the Company issued 335,293 shares of Common Stock to our former Chief Executive Officer (and current Vice President) and 335,293 shares of Common Stock to our former President (and current Vice President).  While the VeriGreen Stock Purchase Agreement provide for the completion of certain matters to occur at a later time (namely, the issuance of our stock to VeriGreen and its shareholders, and the completion of the acquisition of Permapave), the parties have since taken the position that the agreements are final, and as such cannot be cancelled or rescinded.

On August 6, 2010, the holder of a convertible note in the original principal amount of $50,000 exercised its rights to convert a portion of the note into 104,675 shares of our common stock at a price per share of $0.07.

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

BUSINESS HISTORY

Recent Events:

Preferred Stock Series B

On June 6, 2009, the Company created a new class of Preferred Stock consisting of 500,000 shares and designated Series B Convertible Preferred Stock, with no par value.  Each share of Series B Preferred is convertible into shares of Common Stock at a rate per share equal to the greater of $6.50 per share of Series B Preferred at the time of conversion, or the actual price per share of Common Stock based on the average trading price of the Common Stock for the ten days preceding the date of the conversion, with a minimum conversion of two shares of Common Stock on the basis of $5.00 per share of Series B Preferred.

On June 6, 2009, we sold 10,000 shares of Preferred Stock Series B.  On June 6, 2010, the one year anniversary, the Preferred Stock Series B shares were converted into 20,000 shares of our Common stock, converted at a rate of $5.00 per share, which have not been issued as of June 30, 2010.

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

The Company will be acquiring the rights to manufacture, market, sell and distribute permeable pavers under the name Permapave as a result of the transaction discussed in Note 9 to our Financial Statements on page 8.

Equity Incentive Plan

On February 10, 2009, the Company adopted the Interlink-U.S.-Network, Ltd. 2009 Equity Incentive Plan (“The Plan”).  The Plan gives the Company the authority to grant and issue up to 2,000,000 shares of common stock to eligible employees and consultants.  The grants may come in the form of options to purchase common stock, restricted stock awards or registered stock awards, in the discretion of the Company’s board of directors.  There were no options or stock granted at June 30, 2010.

Pending Litigation

In February of 2008, Mr. Lee Kasper filed suit against the Company, directors of the Company, and Jump Communications.  Management feels that the suit is unwarranted and plans to defend itself to the fullest extent.  No adjustments have been made to the financial statements at June 30, 2010 for this contingency.

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

Results of Operations

Selected Statement Of Operations Data

Comparison of Six Month Periods.  Summarized in the table below is statement of operations data comparing the six months ended June 30, 2010 with the six months ended June 30, 2009:

	Six Months Ended		Increase/(Decrease)
	June 30, 2010	June 30, 2009

Net Income (Loss)	$ 441,665	$ (1,445,403)	$ 1,887,068
Net Income (Loss) Per Common Share from operations
Basic	$ 0.04	$ (0.24)	$ 0.28
Diluted	$ 0.02	N/A

During the six months ended June 30, 2010 we had net income of $441,665 compared to a net loss for the six months ended June 30, 2009 of $1,445,403.  During the six months ended June 30, 2010, we had a gain on extinguishment of accounts payable in the amount of $617,092, and significantly reduced our expenditures, including research and development, rent and general and administrative.  During the six months ended June 30, 2009 we had a loss on impairment of assets in the amount of $700,909, a legal settlement in the amount of $20,000 and legal fees in the amount of $201,778 associated with that settlement, as well as $127,148 of research and development expenses associated with the development of new products.

Comparison of Three Month Periods.  Summarized in the table below is statement of operations data comparing the three months ended June 30, 2010 with the three months ended June 30, 2009:

	Three Months Ended		Increase/(Decrease)
	June 30, 2010	June 30, 2009

Net Income (Loss)	$ 507,542	$ (1,006,770)	$ 1,514,312
Net Income (Loss) Per Common Share from operations
Basic	$ 0.05	$ (0.16)	$ 0.21
Diluted	$ 0.02	N/A

During the three months ended June 30, 2010 we had net income of $507,542 compared to a net loss for the three months ended June 30, 2009 of $1,006,770.  During the three months ended June 30, 2010, we had a gain on extinguishment of accounts payable in the amount of $617,092, and significantly reduced our expenditures, including research and development, rent and general and administrative.  During the three months ended June 30, 2009 we had a loss on impairment of assets in the amount of $700,909, a legal settlement in the amount of $20,000 and legal fees in the amount of $67,451 associated with that settlement, as well as $45,376 of research and development expenses associated with the development of new products.

Liquidity and Capital Resources

To date, we have financed our operations with cash from our operating activities, a bank line of credit, a Small Business Administration loan, various loans from individuals, cash raised through the sale of our securities or the exercise of options or warrants, and the issuance of our securities to various consultants in payment for their services or to other creditors in satisfaction of our indebtedness to them.

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

During 2009 and 2010, we received various loans from Jump Communications totaling $376,202.  No due date has been established and the loans are unsecured.

During 2009 and 2010, we received various loans from ATTI totaling $370,669.  No due date has been established and the loans are unsecured.

On January 6, 2010, the Company entered into a Securities Purchase Agreement providing for the issuance of a Secured Convertible Note in the principal amount of $50,000.  The Company is instructed to reserve an initial amount of 4,000,000 shares of its common stock, which is to be convertible on October 6, 2010.  The note bears interest at a rate of 8% and may not be prepaid without the written consent of the holder.  The note shall be converted at a rate 50% (the applicable percentage) and therefore the discounted amount is $25,000, which is amortized on a monthly basis equally from January 6, 2010 through October 6, 2010, and included in interest expense.

On May 4, 2010, the Company entered into a Securities Purchase Agreement providing for the issuance of a Convertible Note in the principal amount of $27,500.  The note will be converted into shares based on 50% of the market value, which is determined based on the lowest three trading prices during the ten day trading period ending one day prior to the date the Conversion Notice is sent by the holder to the Company, which is to be on or around January 4, 2011. The note bears interest at a rate of 8% and may not be prepaid without the written consent of the holder.  The note shall be converted at a rate 50% of the note proceeds, and therefore the discounted amount is $13,750, which is amortized on a monthly basis equally from May 4, 2010 through January 4, 2011, and included in interest expense.

The total discount remaining at June 30, 2010 is $19,792.

Sources And Uses Of Cash

Summarized in the table below is information derived from our statements of cash flow comparing the six months ended June 30, 2010 with the six months ended June 30, 2009:

Six Months Ended
	June 30, 2010	June 30, 2009
Net Cash Provided (Used) By
Operating Activities	$ (115,213)	$ (468,197)
Investing Activities	-	-
Financing Activities	113,945	383,341

Net Increase (Decrease) in Cash	$ (1,268)	$ (84,856)

Operating Activities

During the six months ended June 30, 2010, our net income from operations was $441,665.  This included the non-cash items of depreciation in the amount of $7,034, interest from the beneficial conversion on the convertible note payable in the amount of $18,958, the issuance of common stock for accounting and consulting services in the amount of $11,250, and a gain on extinguishment of accounts payable in the amount of $617,092.  Cash was provided by the decrease of prepaid expenses of $5,745 and the increase in accounts payable of $109,541.  These were offset by the decrease in accrued liabilities of $73,564 and the decrease of legal settlement payable of $18,750.

During the six months ended June 30, 2009, our net loss from operations was $1,445,403, which included the non-cash item of depreciation in the amount of $7,644, and an impairment of assets in the amount of $700,909.  We had cash provided by the decrease in prepaid expenses of $14,194, the increase of accounts payable of $227,490 and the increase of accrued expenses of $26,969.

Investing Activities

During the six months ended June 30, 2010 and 2009, the Company did not have any investing activities.

Financing Activities

Financing activities for the six months ended June 30, 2010 provided cash of $113,945.  We had a bank overdraft in the amount of $43, the sale of common stock for cash in the amount of $57,000, proceeds from advances from related parties in the amount of $98,064, and proceeds from a convertible note payable in the amount of $77,500.  We also had repayments of advances from related parties in the amount of $111,014 and repayments of notes payable to unrelated parties in the amount of $7,648.

Financing activities for the six months ended June 30, 2009 provided net cash of $383,341.  We had a bank overdraft in the amount of $3,890, the sale of preferred stock, series B for cash in the amount of $90,000 and proceeds from loan payable, other in the amount of $297,099.  We also had the repayment of notes payable to related parties in the amount of $7,648.

Commitments For Capital Expenditures

At June 30, 2010, we had no commitments for capital expenditures.

Going Concern

The financial statements included in this report are presented on the basis that the Company is a “going concern.”  Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time.  Our auditors have indicated that the following factors raise substantial doubt as to our ability to continue as a going concern:

•

we have an accumulated a deficit of $10,532,597 since inception;

•

we have a working capital deficit of $2,309,650; and

•

we continue to incur operating losses;

Past Due Accounts Payable

Approximately $316,238 of accounts payable is over 90 days old.

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

As of June 30, 2010 we had no cash on hand available and $2,309,650 of a working capital deficit.  Cash generated by our current operations is not sufficient to continue our business for the next twelve months.  We will need additional financing during the next 12 months to pay our costs and expenses, if they stay at current levels.  To the extent it becomes necessary to raise additional cash in the future, we will seek to raise it through the public or private sale of debt or equity securities, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing.  We may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities.  We cannot provide any assurances that we will be able to secure the additional cash or working capital we may require to expand our business and exploit the Company’s products and services.

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

In February of 2008, Mr. Lee Kasper, a former officer and Director, filed suit against the Company, directors of the Company, and Jump Communications.  Management feels that the suit is unwarranted and plans to defend itself to the fullest extent.  No adjustments have been made to the financial statements at June 30, 2010 for this contingency.

In March of 2008, Sony ATV filed suit against the Company, its former President and Director Lee Kasper, and unrelated third parties claiming copyright violations in connection with the Company’s karaoke business, which was discontinued during prior years.  On August 17, 2009, there was a settlement agreement reached for $225,000.  The Company is to pay $3,125 per month beginning October 1, 2009 through September 1, 2015.  If the Company defaults on the payments, an amount of $500,000, less payments made on the settlement, becomes due on demand by Sony ATV.  The balance due at June 30, 2010 was $196,875.

ITEM 1A.  RISK FACTORS

Interlink-US-Network, Ltd. is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND THE COMPANY USE OF PROCEEDS

During the six months ended June 30, 2010, the Company entered into the following transactions with respect to its equity securities:

On January 6, 2010, the Company entered into a Securities Purchase Agreement providing for the issuance of a Convertible Note in the principal amount of $50,000.  The Company must reserve an initial amount of 4,000,000 shares of its common stock, which is to be convertible on October 6, 2010. The note bears interest at a rate of 8% and may not be prepaid without the written consent of the holder.  The note shall be converted at a rate 50% (the applicable percentage) and therefore the discounted amount is $25,000, which is amortized on a monthly basis equally from January 6, 2010 through October 6, 2010, and included in interest expense.

On May 4, 2010, the Company entered into a Securities Purchase Agreement providing for the issuance of a Convertible Note in the principal amount of $27,500.  The note will be converted into shares based on 50% of the market value, which is determined based on the lowest three trading prices during the ten day trading period ending one day prior to the date the Conversion Notice is sent by the holder to the Company, which is to be on or around January 4, 2011.  The note bears interest at a rate of 8% and may not be prepaid without the written consent of the holder.  The note shall be converted at a rate 50% of the note proceeds, and therefore the discounted amount is $13,750, which is amortized on a monthly basis equally from May 4, 2010 through January 4, 2011, and included in interest expense.

The total discount remaining at June 30, 2010 is $19,792.

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

During the year ended December 31, 2009, the Company sold 10,000 shares of its Preferred stock, Series B for $100,000.  There was $10,000 of expenses related to the sale.  Preferred stock, Series B has no par value, has dividend and liquidation preference over common stock, and has no voting rights. Each share of Series B Preferred is convertible into shares of Common stock at a rate of the greater of (a) $6.50 per share of Series B Preferred at the time of conversion or (b) the actual price per share of common stock based on the average trading price of the common stock for the ten days preceding the date of the notice of conversion.  The conversion period starts six months after the date of sale and ends after one year.  On the one year anniversary of the sale, June 6, 2010, the preferred automatically converted into 20,000 shares of common.

On June 6, 2010, the Company converted its Series B convertible Preferred Stock to 20,000 shares of its Common Stock.  As of June 30, 2010, these shares have not been issued.

On June 29, 2010, the Company issued 1,025,000 shares of its common stock, with an aggregate value of $68,250 to three shareholders of the Company  A total of 375,000 shares, with an aggregate value of $11,250, were issued to the shareholders for services performed, and 650,000, with an aggregate value of $57,000, were issued for cash and transferred to advances to related parties.

As of June 30, 2010 there are 11,170,987 shares of common stock outstanding, and 20,000 shares authorized but not issued.

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

August 16, 2010	INTERLINK-US-NETWORK, LTD.

By: /s/ Richard M. Greenberg
Vice President, Chief Financial
Officer and Duly Authorized
Officer (Principal accounting
and financial officer)

17