Form 10-Q
period 2010-09-30
INTERLINK-US-NETWORK, LTD.
filed 2010-11-22
CIK 1144347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-50021

INTERLINK-US-NETWORK, LTD.

(Exact name of registrant as specified in its charter)

California	95-4642831
(State or other jurisdiction of	(I.R.S. Employer
Incorporation organization)	Identification No.)

575 Underhill Blvd, Suite 125, Syosset, NY 11791

 (Address of principal executive offices) (Zip Code)

(516) 584-2110

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 19, 2010, the number of the Company's shares of no par value common stock outstanding was 19,084,616.

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

15

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

15

ITEM 4. (REMOVED AND RESERVED)

16

ITEM 5. OTHER INFORMATION

16

ITEM 6. EXHIBITS

16

PART I - FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

INTERLINK-US-NETWORK, LTD.

CONDENSED BALANCE SHEETS

SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

	Unaudited	Audited
	September 30, 2010	December 31, 2009
ASSETS
CURRENT ASSETS
Cash in bank	$ -	$ 1,268
Due from VeriGreen, LLC	279,900	-
Prepaid expenses	-	6,357
TOTAL CURRENT ASSETS	279,900	7,625
PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION	12,435	22,939
OTHER ASSETS
Security deposits	11,995	11,995
TOTAL ASSETS	$ 304,330	$ 42,559
LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
CURRENT LIABILITIES
Bank overdraft	$ 742	$ -
Accounts payable	329,487	875,455
Accrued liabilities	102,293	160,958
Due to VeriGreen, LLC	21,252	-
Legal settlement, current portion	37,500	37,500
Advances from related parties	834,307	878,013
Notes payable, related party	248,762	248,762
Notes payable, other	740,888	653,536
TOTAL CURRENT LIABILITIES	2,315,231	2,854,224
LONG-TERM LIABILITIES
Legal settlement, net of current portion	150,000	178,125
STOCKHOLDERS’ (DEFICIT)
Preferred stock, Series A
Authorized - 30,000 shares, $0.001 par value
Issued and outstanding - 22,546 and 12,546 shares at September 30, 2010 and December 31, 2009, respectively	13	13
Additional paid in capital, preferred stock, series A	619,366	369,466
Preferred stock, Series B
Authorized – 500,000 shares, no par value
Issued and outstanding – No shares at September 30, 2010 and 10,000 shares at December 31, 2009	-	90,000
Common stock
Authorized 100,000,000 shares, no par value
Issued and outstanding – 12,966,248 shares at September 30, 2010 and 10,145,987 shares at December 31, 2009	7,689,670	7,524,993
Common stock owed but not issued, 20,000 shares at September 30, 2010 and no shares at December 31, 2009	90,000	-
Accumulated (deficit).	(10,559,950)	(10,974,262)
TOTAL STOCKHOLDERS’ (DEFICIT)	(2,160,901)	(2,989,790)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$ 304,330	$ 42,559

The accompanying notes are an integral part of these financial statements.

INTERLINK-US-NETWORK, LTD.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

UNAUDITED

	(unaudited)		(unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
SALES
LICENSING – ENCORE JOINT VENTURES, L.P.	$ -	$ -	$ 9,912	$ 100,000
COST OF SALES	2,522	-	6,464	59,097
GROSS PROFIT (LOSS)	(2,522)	-	3,448	40,903

OPERATING EXPENSES
CONSULTING FEES	2,250	38	2,250	13,963
RESEARCH AND DEVELOPMENT	-	26,258	-	153,406
LEGAL EXPENSES	8,440	38,405	17,140	240,183
RENT EXPENSES	(14,329)	63,999	14,808	183,495
GENERAL AND ADMINISTRATIVE EXPENSES	(35,907)	105,309	56,035	389,393
TOTAL (INCOME)EXPENSES	39,546	234,009	90,233	980,440
OPERATING INCOME (LOSS)	37,024	(234,009)	(86,785)	(939,537)
OTHER INCOME (EXPENSE)
Acquisition costs	(20,178)		(20,178)
Interest expense	(54,890)	(8,597)	(95,817)	(27,563)
Legal settlement	-	(225,000)	-	(245,000)
Loss on impairment of assets	-	-	-	(700,909)
Gain on extinguishment of accounts payable.	617,092	-	617,092	-
TOTAL OTHER INCOME (EXPENSE)	542,024	(233,597)	501,097	(973,472)
NET INCOME (LOSS)	$ 579,048	$(467,606)	$ 414,312	$(1,913,009)
NET INCOME (LOSS) PER COMMON SHARE BASIC	$ 0.05	$ (0.07)	$ 0.04	$ (0.31)
DILUTED	$ 0.02	N/A	$ 0.02	N/A
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING BASIC	12,817,383	6,359,232	11,055,725	6,188,720
DILUTED	31,598,201	N/A	21,506,543	N/A

The accompanying notes are an integral part of these financial statements.

INTERLINK-US-NETWORK, LTD.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

	Nine months ended September 30,
	2010	2009
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) from operations	$ 414,312	$ (1,913,009)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Depreciation	10,504	11,466
Debt modification expense	25,000	-
Acquisition costs	20,178	-
Interest from beneficial conversion on convertible note payable	38,750	-
Common stock issued for accounting and consulting services	11,250	-
Gain on extinguishment of accounts payable	(617,092)	-
Impairment of assets	-	700,909
Changes in operating assets and liabilities:
Prepaid expenses	6,357	15,108
Accounts payable	92,376	378,052
Accrued liabilities	(58,665)	17,201
Legal settlement payable	(28,125)	225,000
NET CASH (USED) FROM OPERATING ACTIVITIES	(85,156)	(565,273)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	742	-
Sale of preferred stock, series B, for cash	-	90,000
Sale of common stock for cash	57,000
Proceeds, net of repayments from related parties	(43,706)	-
Proceeds from convertible note payable	77,500	-
Proceeds from loan payable, other	-	400,172
Repayment of notes payable, other	(7,648)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	83,888	490,172

NET (DECREASE) IN CASH	(1,268)	(75,101)
CASH BALANCE, AT BEGINNING OF PERIOD	1,268	84,856
CASH BALANCE, AT END OF PERIOD	$ -	$ 9,755

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID DURING THE PERIOD FOR:
Interest	$ 7,488	$ 27,563

NON-CASH FINANCING ACTIVITIES
Interest from beneficial conversion of convertible note payable	$ 18,958	$ -
Impairment of assets	$ -	$ 700,909
Increase in stockholders’ equity from discount on convertible note payable	$ 38,750	$ -
Common stock issued for accounting and consulting services	$ 11,250	$ -
Common stock issued for amendment of convertible note	$ 7,500	$ -
Common stock issued to former majority shareholders	$ 20,178	$ -
Common stock issued to VeriGreen LLC	$ 30,000	$ -
Preferred stock issued to VeriGreen LLC	$ 249,900	$ -

The accompanying notes are an integral part of these financial statements.

INTERLINK-US-NETWORK, LTD.

CONDENSED NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The interim financial statements of Interlink-US-Network, Ltd. are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. This quarterly report has not been reviewed by an independent auditor, as our current auditors resigned. However, management believes that the financial statements are accurate and free from material errors. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited financial statements for the interim period presented. Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.  Accordingly, your attention is directed to footnote disclosures found in December 31, 2009 Annual Report and particularly to Note 1, which includes a summary of significant accounting policies.

Nature of Business

On August 22, 2007, Interlink-US-Network, Ltd. changed its business operations to the marketing and sale of its exclusive line of devices and services for the distribution of entertainment video, 2WayTV (videophone) and internet access.  Among its hardware products is the SDI-2 wireless video distribution point for surveillance, remote data and entertainment video including 1080P High Definition Video.  Also among the Company’s hardware products is the FRED, a set top unit that enables all of the Company’s services in the home and at the office.  The Company continues to use its previously developed technology for the distribution of Video on Demand.  This service is being integrated into the new line of equipment as well, using existing servers that provide on-line purchasing interfaces with major credit card services and real time delivery of video.  There have been no sales of products in the three months ended September 30, 2010. (See Note 9.)

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

A.

The Company has accumulated a deficit of $10,559,950 since inception.

B.

The Company has a working capital deficit of $2,035,331.

C.

The Company continues to incur operating losses.

NOTE 2

NOTES PAYABLE, OTHER

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

In October of 2010, the Company and the note holder entered into an amendment whereby the Company has the right to prepay the note before maturity and the note is not convertible into shares of the Company in exchange for an additional $25,000.  The Company recorded the remaining $19,072 of discount to beneficial interest expense and $25,000 of modification of debt expense, which is included in interest expense in the accompanying statement of operations for the three and nine month period ended September 30, 2010.

Included in notes payable, other is $645,888 of notes to the Small Business Administration loan with Comerica Bank participation, that the Company received $900,000 of proceeds in July of 2000. This loan is currently in default.

NOTE 3

PREFERRED STOCK, SERIES A

During 2009, Jump Communications exercised its rights to convert a portion of its shares of Series A convertible Preferred Stock to our Common Stock.  Jump converted 5,207 shares of Series A Convertible Preferred Stock into 4,388,807 shares of Common Stock.

In July of 2010, the Company issued 10,000 shares of Series A convertible preferred stock to the VeriGreen Group LLC in connection with the purchase agreement, which was in exchange for certain assets of VeriGreen. The Company recorded the value of the shares as of the date of purchase of $249,900 and since the assets were not transferred as of September 30, 2010 the Company recorded a receivable from VeriGreen for $249,900.

As of September 30, 2010, there are 22,546 shares of Series A convertible preferred stock outstanding.

NOTE 4

PREFERRED STOCK, SERIES B

During the year ended December 31, 2009, the Company sold 10,000 shares of its Preferred stock, Series B for $100,000.  There was $10,000 of expenses related to the sale.  Preferred stock, Series B has no par value, has dividend and liquidation preference over common stock, and has no voting rights. Each share of Series B Preferred is convertible into shares of Common stock at a rate of the greater of (a) $6.50 per share of Series B Preferred at the time of conversion or (b) the actual price per share of common stock based on the average trading price of the common stock for the ten days preceding the date of the notice of conversion.  The conversion period starts six months after the date of sale and ends after one year.  On the one year anniversary of the sale, June 6, 2010, the preferred was automatically converted into 20,000 shares of common, which have not been issued as of September 30, 2010.

There are no shares issued or outstanding as of September 30, 2010.

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

On July 5, 2010, the Company issued 1,000,000 shares of its restricted common stock to VeriGreen Group, LLC in exchange for certain assets in accordance with the purchase agreement. The Company recorded the value of the shares of $30,000 and a due from VeriGreen for $30,000 as the assets were not transferred as of September 30, 2010.

INTERLINK-US-NETWORK, LTD.

CONDENSED NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

On July 5, 2010, the Company issued 670,586 shares to the former President and Vice President in connection with the purchase agreement. The Company recorded the value of these shares as an acquisition cost for the period ended September 30, 2010.

On August 6, 2010, the Company issued 104,675 shares to a noteholder who converted $7,500 of principal.

As of September 30, 2010 there are 12,966,248 shares of common stock outstanding.

As of September 30, 2010 and 2009, there are 208,333 options outstanding at an exercise price of $45 per share.

NOTE 6

PENDING LITIGATION

In February of 2008, Mr. Kasper, a former officer/director of the Company, filed suit against the Company, directors of the Company, and Jump Communications.  Management feels that the suit is unwarranted and plans to defend itself to the fullest extent.  No adjustments have been made to the financial statements at September 30, 2010 for this contingency.

NOTE 7

LEGAL SETTLEMENT

In March of 2008, Sony ATV filed suit against the Company, its former President and Director Lee Kasper, and unrelated third parties claiming copyright violations in connection with the Company’s karaoke business, which was discontinued during prior years.  On August 17, 2009, there was a settlement agreement reached for $225,000.  The Company is to pay $3,125 per month beginning October 1, 2009 through September 1, 2015.  If the Company defaults on the payments, an amount of $500,000, less payments made on the settlement, becomes due on demand by Sony ATV.  The balance due at September 30, 2010 was $187,500.

NOTE 8

GAIN ON EXTINGUISHEMENT OF ACCOUNTS PAYABLE

During the nine months ended, the Company had a gain on extinguishment of accounts payable in the amount of $617,092 which consists of forgiveness of outstanding accounts payable.

NOTE 9

VERIGREEN, LLC

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

As of the date of this filing, VeriGreen has not transferred assets to the Company. VeriGreen intends to transfer assets as defined in the purchase agreement as soon as practicable. The Company has recorded a receivable from VeriGreen for the value of stock that has been issued of $249,900. In addition, VeriGreen paid $21,252 of the Company’s payables as of September 30, 2010 which as recorded as a liability on the balance sheet.

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

Equity Incentive Plan

On February 10, 2009, the Company adopted the Interlink-U.S.-Network, Ltd. 2009 Equity Incentive Plan (“The Plan”).  The Plan gives the Company the authority to grant and issue up to 2,000,000 shares of common stock to eligible employees and consultants.  The grants may come in the form of options to purchase common stock, restricted stock awards or registered stock awards, in the discretion of the Company’s board of directors.  There were no options or stock granted at September 30, 2010.

Pending Litigation

In February of 2008, Mr. Lee Kasper filed suit against the Company, directors of the Company, and Jump Communications.  Management feels that the suit is unwarranted and plans to defend itself to the fullest extent.  No adjustments have been made to the financial statements at September 30, 2010 for this contingency.

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

Results of Operations

Selected Statement Of Operations Data

Comparison of Nine Month Periods.  Summarized in the table below is statement of operations data comparing the nine months ended September 30, 2010 with the nine months ended September 30, 2010:

	Nine Months Ended		Increase/(Decrease)
	September 30, 2010	September 30, 2009

Net Income (Loss)	$ 414,312	$ (1,913,009)	$ 2,327,321
Net Income (Loss) Per Common Share from operations
Basic	$ 0.04	$ (0.31)	$ 0.35
Diluted	$ 0.02	N/A

During the nine months ended September 30, 2010 we had net income of $414,312 compared to a net loss for the nine months ended September 30, 2009 of $1,913,009.  During the nine months ended September 30, 2010, we had a gain on extinguishment of accounts payable in the amount of $617,092, and significantly reduced our expenditures, including research and development, rent and general and administrative.  In addition, the Company reversed $60,203 of expenses and reduced the amount due to related parties for personal expenditures. During the nine months ended September 30, 2009 we had a loss on impairment of assets in the amount of $700,909, a legal settlement in the amount of $245,000 and legal fees in the amount of $240,183 associated with that settlement, as well as $153,406 of research and development expenses associated with the development of new products.

Comparison of Three Month Periods.  Summarized in the table below is statement of operations data comparing the three months ended September 30, 2010 with the three months ended September 30, 2009:

	Three Months Ended		Increase/(Decrease)
	September 30, 2010	September 30, 2009

Net Income (Loss)	$ 579,048	$ (467,606)	$ 1,046,654
Net Income (Loss) Per Common Share from operations
Basic	$ 0.05	$ (0.07)	$ 0.12
Diluted	$ 0.02	N/A

During the three months ended September 30, 2010 we had net income of $579,048 compared to a net loss for the three months ended September 30, 2009 of $467,606.  During the three months ended September 30, 2010, we had a gain on extinguishment of accounts payable in the amount of $617,092, and significantly reduced our expenditures, including research and development, rent and general and administrative. In addition, the Company reversed $60,203 of expenses and  reduced the amount due to related parties for personal expenditures.  During the three months ended September 30, 2009 we had a legal settlement in the amount of $225,000 and legal fees in the amount of $38,405 associated with that settlement, as well as $26,258 of research and development expenses associated with the development of new products.

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

On January 6, 2010, the Company entered into a Securities Purchase Agreement providing for the issuance of a Secured Convertible Note in the principal amount of $50,000.  The Company is instructed to reserve an initial amount of 4,000,000 shares of its common stock, which is to be convertible on October 6, 2010.  The note bears interest at a rate of 8% and may not be prepaid without the written consent of the holder.  The note shall be converted at a rate 50% (the applicable percentage) and therefore the discounted amount is $25,000, which is amortized on a monthly basis equally from January 6, 2010 through October 6, 2010, and included in interest expense.  In August of 2010, the noteholder converted $7,500 of principal to 104,675 shares.

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

In October of 2010, the Company and the note holder entered into an amendment whereby the Company has the right to prepay the note before maturity and the note is not convertible into shares of the Company in exchange for an additional $25,000.  The Company recorded the remaining $19,072 of discount to beneficial interest expense and $25,000 of modification of debt expense, which is included in interest expense in the accompanying statement of operations for the three and nine month period ended September 30, 2010.

Sources And Uses Of Cash

Summarized in the table below is information derived from our statements of cash flow comparing the nine months ended September 30, 2010 with the nine months ended September 30, 2009:

Nine Months Ended
	September 30, 2010	September 30, 2009
Net Cash Provided (Used) By
Operating Activities	$ (85,156)	$ (565,273)
Investing Activities	-	-
Financing Activities	83,888	490,172

Net Increase (Decrease) in Cash	$ (1,268)	$ (75,101)

Operating Activities

During the nine months ended September 30, 2010, our net income from operations was $414,312.  This included the non-cash items of depreciation in the amount of $10,504,debt modification expense of $25,000, acquisition costs of $20,178interest from the beneficial conversion on the convertible note payable in the amount of $38,750, the issuance of common stock for accounting and consulting services in the amount of $11,250, and a gain on extinguishment of accounts payable in the amount of $617,092.  This was offset by a decrease in changes in operating assets and liabilities of $11,943.

During the nine months ended September 30, 2009, our net loss from operations was $1,913,009, which included the non-cash item of depreciation in the amount of $11,644, and an impairment of assets in the amount of $700,909.  In addition, there was an increase in accounts payable of $378,052 and a legal settlement payable of $225,000.

Investing Activities

During the nine months ended September 30, 2010 and 2009, the Company did not have any investing activities.

Financing Activities

Financing activities for the nine months ended September 30, 2010 provided cash of $83,888.  We had a bank overdraft in the amount of $742, the sale of common stock for cash in the amount of $57,000 proceeds from a convertible note payable in the amount of $77,500.  We also had repayments of advances from related parties, (net of proceeds of $98,064) in the amount of $43,706 and repayments of notes payable to unrelated parties in the amount of $7,648.

Financing activities for the nine months ended September 30, 2009 provided net cash of $490,172.  We had a sale of preferred stock, series B for cash in the amount of $90,000 and proceeds from loan payable, other in the amount of $400,172.

Commitments For Capital Expenditures

At September 30, 2010, we had no commitments for capital expenditures.

Going Concern

The financial statements included in this report are presented on the basis that the Company is a “going concern.”  Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time.  Our auditors have indicated that the following factors raise substantial doubt as to our ability to continue as a going concern:

•

we have an accumulated a deficit of $10,559,950 since inception;

•

we have a working capital deficit of $2,315,231; and

•

we continue to incur operating losses;

Past Due Accounts Payable

Approximately $250,000 of accounts payable is over 90 days old.

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

As of September 30, 2010 we had no cash on hand available and $2,315,231 of a working capital deficit.  Cash generated by our current operations is not sufficient to continue our business for the next twelve months.  We will need additional financing during the next 12 months to pay our costs and expenses, if they stay at current levels.  To the extent it becomes necessary to raise additional cash in the future, we will seek to raise it through the public or private sale of debt or equity securities, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing.  We may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities.  We cannot provide any assurances that we will be able to secure the additional cash or working capital we may require to expand our business and exploit the Company’s products and services.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interlink-US-Network, Ltd. is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this Item.

ITEM 4T. CONTROLS AND PROCEDURES

Internal Controls

(a)

Evaluation of Disclosure Controls and Procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2010 and have concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the Commission's rules and forms.

(b)

Changes in Internal Controls.  There were no changes in our internal controls over financial reporting that occurred during the three month period ended September 30, 2010 that have materially affected, or are reasonably like to materially affect, our internal controls over financial reporting.

The Company's management, including the Chief Executive Officer and the Chief Financial Officer, does not expect that the Company's disclosure controls or the Company's internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and may not be detected. We will conduct periodic evaluations of our internal controls to enhance, where necessary, our procedures and controls.

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

In March of 2008, Sony ATV filed suit against the Company, its former President and Director Lee Kasper, and unrelated third parties claiming copyright violations in connection with the Company’s karaoke business, which was discontinued during prior years.  On August 17, 2009, there was a settlement agreement reached for $225,000.  The Company is to pay $3,125 per month beginning October 1, 2009 through September 1, 2015.  If the Company defaults on the payments, an amount of $500,000, less payments made on the settlement, becomes due on demand by Sony ATV.  The balance due at September 30, 2010 was $187,500.

ITEM 1A.  RISK FACTORS

Interlink-US-Network, Ltd. is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND THE COMPANY USE OF PROCEEDS

During the nine months ended September 30, 2010, the Company entered into the following transactions with respect to its equity securities:

On June 6, 2010, the Company converted 10,000 shares of its Series B Preferred Stock into 20,000 shares of its common stock pursuant to such conversion agreement.

On June 29, 2010, the Company issued 1,025,000 shares of its common stock, with an aggregate value of $68,250 to three shareholders of the Company. A total of 375,000 shares, with an aggregate value of $11,250, were issued to the shareholders for services performed, and 650,000, with an aggregate value of $57,000, were issued for cash and transferred to advances to related parties.

On July 5, 2010, the Company issued 1,670,586 shares of its common stock and 10,000 shares of its Preferred A stock in connection with a purchase agreement with VeriGreen.

On August 6, 2010, the holder of a convertible note in the original principal amount of $50,000 exercised its rights to convert a portion of the note into 104,675 shares of our common stock at a price per share of $0.07.

As of September 30, 2010 there are 12,966,248 shares of common stock outstanding, of which 20,000 shares have not been issued.

As of September 30, 2010, there are 22,546 shares of Series A convertible preferred stock outstanding.

The above securities were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act for transactions not involving a public offering.

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

November 22, 2010	INTERLINK-US-NETWORK, LTD.

By: /s/ Erica Zalbert
Chief Financial Officer
(Principal accounting
and financial officer)

11