Form 10-Q/A
period 2010-09-30
INTERLINK-US-NETWORK, LTD.
filed 2010-12-20
CIK 1144347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q /A

(Amendment No. 1)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of December 17 , 2010, the number of the Company's shares of no par value common stock outstanding was 23,677,836 ..

EXPLANATORY NOTE

This Form 10-Q/A (“Amendment No. 1”) amends the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2010, filed with the Securities and Exchange Commission on November 22, 2010 (the “Original Report”).  This Amendment No. 1 is being filed after our auditor’s quarterly review on Form 10-Q for the period ended September 30, 2010.

INDEX

PART I - FINANCIAL INFORMATION

4

ITEM 1 – FINANCIAL STATEMENTS

4

INTERLINK-US-NETWORK, LTD.

4

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

                 RESULTS OF OPERATIONS

11

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

16

ITEM 4T. CONTROLS AND PROCEDURES

16

PART II - OTHER INFORMATION

17

ITEM 1. LEGAL PROCEEDINGS

17

ITEM 1A.  RISK FACTORS

17

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND THE COMPANY USE OF PROCEEDS

17

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

17

ITEM 4. (REMOVED AND RESERVED)

18

ITEM 5. OTHER INFORMATION

18

ITEM 6. EXHIBITS

18

SIGNATURES

19

PART I - FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

INTERLINK-US-NETWORK, LTD.

BALANCE SHEETS

SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

	(Unaudited)	(Audited)
	September 30, 2010	December 31, 2009
ASSETS
CURRENT ASSETS
Cash in bank	$ -	$ 1,268
Due from VeriGreen, LLC	279,900	-
Prepaid expenses	-	6,357
TOTAL CURRENT ASSETS	279,900	7,625
PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION	12,435	22,939
OTHER ASSETS
Security deposits	11,995	11,995
TOTAL ASSETS	$ 304,330	$ 42,559
LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
CURRENT LIABILITIES
Bank overdraft	$ 742	$ -
Accounts payable	329,487	875,455
Accrued liabilities	102,293	160,958
Due to VeriGreen, LLC	21,252	-
Legal settlement, current portion	37,500	37,500
Advances from related parties	834,307	878,013
Notes payable, related party	248,762	248,762
Notes payable, other	740,888	653,536
TOTAL CURRENT LIABILITIES	2,315,231	2,854,224
LONG-TERM LIABILITIES
Legal settlement, net of current portion	150,000	178,125
STOCKHOLDERS’ (DEFICIT)
Preferred stock, Series A
Authorized - 30,000 shares, $0.001 par value
Issued and outstanding - 22,546 and 12,546 shares at September 30, 2010 and December 31, 2009, respectively	23	13
Additional paid in capital, preferred stock, series A	619,356	369,466
Preferred stock, Series B
Authorized – 500,000 shares, no par value
Issued and outstanding – No shares at September 30, 2010 and 10,000 shares at December 31, 2009	-	90,000
Common stock
Authorized 100,000,000 shares, no par value
Issued and outstanding – 12,966,248 shares at September 30, 2010 and 10,145,987 shares at December 31, 2009	7,689,670	7,524,993
Common stock owed but not issued, 20,000 shares at September 30, 2010 and no shares at December 31, 2009	90,000	-
Accumulated (deficit)	(10,559,950)	(10,974,262)
TOTAL STOCKHOLDERS’ (DEFICIT)	(2,160,901)	(2,989,790)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$ 304,330	$ 42,559

The accompanying notes are an integral part of the unaudited financial statements

INTERLINK-US-NETWORK, LTD.

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

	(Unaudited)		(Unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
SALES
LICENSING – ENCORE JOINT VENTURES, L.P.	$ -	$ -	$ 9,912	$ 100,000
COST OF SALES	2,522	-	6,464	59,097
GROSS PROFIT (LOSS)	(2,522)	-	3,448	40,903

OPERATING EXPENSES
CONSULTING FEES	2,250	38	2,250	13,963
RESEARCH AND DEVELOPMENT	-	26,258	-	153,406
LEGAL EXPENSES	8,440	38,405	17,140	240,183
RENT EXPENSES	(14,329)	63,999	14,808	183,495
GENERAL AND ADMINISTRATIVE EXPENSES	(35,907)	105,309	56,035	389,393
TOTAL (INCOME)EXPENSES	39,546	234,009	90,233	980,440
OPERATING INCOME (LOSS)	37,024	(234,009)	(86,785)	(939,537)
OTHER INCOME (EXPENSE)
Acquisition costs	(20,178)	-	(20,178)	-
Interest expense	(54,890)	(8,597)	(95,817)	(27,563)
Legal settlement	-	(225,000)	-	(245,000)
Loss on impairment of assets	-	-	-	(700,909)
Gain on extinguishment of accounts payable	617,092	-	617,092	-
TOTAL OTHER INCOME (EXPENSE)	542,024	(233,597)	501,097	(973,472)
NET INCOME (LOSS)	$579,048	$ (467,606)	$ 414,312	$(1,913,009)
NET INCOME (LOSS) PER COMMON SHARE BASIC	$ 0.05	$ (0.07)	$ 0.04	$ (0.31)
DILUTED	$ 0.02	N/A	$ 0.02	N/A
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING BASIC	12,817,383	6,359,232	11,055,725	6,188,720
DILUTED	31,598,201	N/A	21,506,543	N/A

The accompanying notes are an integral part of the unaudited financial statements

INTERLINK-US-NETWORK, LTD.

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

	Nine months ended September 30,
	2010	2009
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) from operations	$ 414,312	$ (1,913,009)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Depreciation	10,504	11,466
Interest expense related to notes payable	25,000	-
Acquisition costs	20,178	-
Interest from beneficial conversion on convertible note payable	38,750	-
Common stock issued for accounting and consulting services	11,250	-
Gain on extinguishment of accounts payable	(617,092)	-
Impairment of assets	-	700,909
Changes in operating assets and liabilities:
Prepaid expenses	6,357	15,108
Accounts payable	92,376	378,052
Accrued liabilities	(58,665)	17,201
Legal settlement payable	(28,125)	225,000
NET CASH (USED) FROM OPERATING ACTIVITIES	(85,156)	(565,273)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	742	-
Sale of preferred stock, series B, for cash	-	90,000
Sale of common stock for cash	57,000	-
Proceeds, net of repayments from related parties	(43,706)	-
Proceeds from convertible note payable	77,500	-
Proceeds from loan payable, other	-	400,172
Repayment of notes payable, other	(7,648)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	83,888	490,172

NET (DECREASE) IN CASH	(1,268)	(75,101)
CASH BALANCE, AT BEGINNING OF PERIOD	1,268	84,856
CASH BALANCE, AT END OF PERIOD	$ -	$ 9,755

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID DURING THE PERIOD FOR:
Interest	$ 7,488	$ 27,563

NON-CASH FINANCING ACTIVITIES
Interest from beneficial conversion of convertible note payable	$ 18,958	$ -
Impairment of assets	$ -	$ 700,909
Increase in stockholders’ equity from discount on convertible note payable	$ 38,750	$ -
Common stock issued for accounting and consulting services	$ 11,250	$ -
Common stock issued for amendment of convertible note	$ 7,500	$ -
Common stock issued to former majority shareholders	$ 20,178	$ -
Common stock issued to VeriGreen LLC	$ 30,000	$ -
Preferred stock issued to VeriGreen LLC	$ 249,900	$ -

The accompanying notes are an integral part of the unaudited financial statements

INTERLINK-US-NETWORK, LTD.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying financial statements of Interlink-US-Network, Ltd (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and disclosures required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements as of September 30, 2010 and for the periods ended September 30, 2010 and September 30, 2009 are unaudited. The results of operations for the interim periods are not necessarily indicative of the results of operations for the year end. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

The interim financial statements of Interlink-US-Network, Ltd. do not include some of the information necessary to obtain a complete understanding of the financial data.. Management believes that the financial statements are accurate and free from material errors. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited financial statements for the interim period presented. Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.  Accordingly, your attention is directed to footnote disclosures found in December 31, 2009 Annual Report and particularly to Note 1, which includes a summary of significant accounting policies.

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

NOTE 2

NOTES PAYABLE, OTHER

On January 6, 2010, the Company entered into a Securities Purchase Agreement providing for the issuance of a 9 Month Convertible Note in the principal amount of $50,000.  The Company must reserve an initial amount of 4,000,000 shares of its common stock, which is to be convertible on October 6, 2010. The note bears interest at a rate of 8% and may not be prepaid without the written consent of the holder. The note will be

INTERLINK-US-NETWORK, LTD.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

converted into shares based on 50% of the market value, which is determined based on the lowest three trading prices during the ten day trading period ending one day prior to the date the Conversion Notice is sent by the holder to the Company, The Company recorded a $25,000 discount related to this beneficial conversion feature, and is amortizing the discount over the term of the loan and is included in interest expense in the accompanying statement of operations.  On August 6, 2010, the holder converted $7,500 of the principal note amount into 104,675 shares of our common stock at a price per share of $0.07.

On May 4, 2010, the Company entered into a Securities Purchase Agreement providing for the issuance of a 9 Month Convertible Note in the principal amount of $27,500.  The note will be converted into shares based on 50% of the market value, which is determined based on the lowest three trading prices during the ten day trading period ending one day prior to the date the Conversion Notice is sent by the holder to the Company, .. The note bears interest at a rate of 8% and may not be prepaid without the written consent of the holder. The Company recorded a $13,750 discount related to this beneficial conversion feature, and is amortizing the discount over the term of the loan and is included in interest expense in the accompanying statement of operations..

In October of 2010, the Company and the note holder of the two above referenced notes amended the notes as follows : (i) the Company has the right to prepay the note before maturity and (ii) the note is not convertible into shares of the Company. In exchange for the amendment, the Company is required to pay an additional $25,000, which the Company recorded as interest expense.  The Company recorded the remaining $19,072 of discounts from the original notes to beneficial interest expense, which is included in interest expense in the accompanying statement of operations for the three and nine month period ended September 30, 2010.

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

INTERLINK-US-NETWORK, LTD.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

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

NOTE 8

GAIN ON EXTINGUISHEMENT OF ACCOUNTS PAYABLE

During the nine months ended, the Company had a gain on extinguishment of accounts payable in the amount of $617,092 which consists of forgiveness of outstanding accounts payable due to the expiration of the statute of limitations for debt collection in the state of California.

INTERLINK-US-NETWORK, LTD.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

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

On January 6, 2010, the Company entered into a Securities Purchase Agreement providing for the issuance of a 9 Month Convertible Note in the principal amount of $50,000.  The Company must reserve an initial amount of 4,000,000 shares of its common stock, which is to be convertible on October 6, 2010. The note bears interest at a rate of 8% and may not be prepaid without the written consent of the holder. The note will be converted into shares based on 50% of the market value, which is determined based on the lowest three trading prices during the ten day trading period ending one day prior to the date the Conversion Notice is sent by the holder to the Company, The Company recorded a $25,000 discount related to this beneficial conversion feature, and is amortizing the discount over the term of the loan and is included in interest expense in the accompanying statement of operations.  On August 6, 2010, the holder converted $7,500 of the principal note amount into 104,675 shares of our common stock at a price per share of $0.07.

On May 4, 2010, the Company entered into a Securities Purchase Agreement providing for the issuance of a 9 Month Convertible Note in the principal amount of $27,500.  The note will be converted into shares based on 50% of the market value, which is determined based on the lowest three trading prices during the ten day trading period ending one day prior to the date the Conversion Notice is sent by the holder to the Company,. The note bears interest at a rate of 8% and may not be prepaid without the written consent of the holder. The Company recorded a $13,750 discount related to this beneficial conversion feature, and is amortizing the discount over the term of the loan and is included in interest expense in the accompanying statement of operations..

In October of 2010, the Company and the note holder of the two above referenced notes amended the notes as follows : (i) the Company has the right to prepay the note before maturity and (ii) the note is not convertible into shares of the Company. In exchange for the amendment, the Company is required to pay an additional $25,000, which the Company recorded as interest expense.  The Company recorded the remaining $19,072 of discounts from the original notes to beneficial interest expense, which is included in interest expense in the accompanying statement of operations for the three and nine month period ended September 30, 2010.

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

December 20, 2010	INTERLINK-US-NETWORK, LTD.

By: /s/ Erica Zalbert
Chief Financial Officer
(Principal accounting
and financial officer)

19